Form 10-Q
period 2010-03-31
Xtreme Oil & Gas, Inc.
filed 2010-08-10
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-53892

Xtreme Oil & Gas, Inc.
(Name of small business issuer in its charter)

Nevada	20-8295316
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5700 W. Plano Parkway, Suite 3600	75093
(Address of principal executive offices)	(Zip Code)

(214) 432-8002
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]                                                              Accelerated filer [  ]

Non-accelerated filer [  ]                                                                Smaller reporting company [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of August 10, 2010: 43,534,211.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31,2009

	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$230,395	$638,851
Cash - restricted	126,200	101,000
Accounts receivable, net	231,743	211,388
Other current assets	323,796	-

Total Current Assets	912,134	951,239

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)
Proved leasehold costs	6,616,138	6,616,138
	6,669,182	6,669,182
Less-Accumulated depreciation, depletion and amortization	78,218	73,541

Net property and equipment	6,590,964	6,595,641

OTHER ASSETS
Goodwill	200,000	200,000
Deposits	7,862	7,862

	207,862	207,862

TOTAL ASSETS	$7,710,960	$7,754,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,254,743	$2,271,996
Deposits payable	3,109,975	2,452,000
Notes payable	-	-

Total Current Liabilities	5,364,718	4,723,996

LONG TERM LIABILITIES
Asset retirement obligation	300,000	300,000

TOTAL LIABILITIES	5,664,718	5,023,996
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized;
41,533,381 and 41,134,346 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	41,533	41,134
Additional paid-in capital	31,532,906	30,448,771
Less Treasury Stock	(1,320,000)	(1,320,000)
Accumulated deficit	(28,208,198)	(26,439,160)

Total Stockholders' Equity	2,046,242	2,730,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,710,960	$7,754,742

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS , INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	2010		2009
Revenues:
Income from asset sales and other, net		$-	$-
Oil and gas sales		33,265	10,605

TOTAL REVENUES		33,265	10,605

EXPENSES:
Drilling and completion costs		-	101,535
Production costs		75,938	80,547
General and administrative expenses		1,724,925	361,780
Loss on disposal of property		-	303,440

TOTAL OPERATING EXPENSES		1,800,863	847,302

INCOME (LOSS) BEFORE OTHER EXPENSES		(1,767,598)	(836,697)

OTHER INCOME/(EXPENSE)

Interest expense, net		(1,440)	(625)
Total other income/(expense)		(1,440)	(625)

NET INCOME (LOSS)		$(1,769,038)	$(837,322)

GAIN (LOSS) PER SHARE-BASIC AND DILUTED	$	(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED		41,228,071	19,200,123

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,769,038)	$(837,322)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	4,677	-
Common stock issued for services	1,066,535	91,695
Loss on disposal of properties	-	303,440
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(25,200)	-
(Increase) decrease in accounts receivable	(20,354)	48,563
Increase in other current assets	(323,796)	-
Increase in deposits	-	(1,500)
Increase (decrease) in accounts payable and accrued Expenses	(17,254)	209,695
Increase (decrease) in deposit payable	657,975	-
Net cash used in operating activities	(426,456)	(185,429)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of assets	-	200,000
Net cash provided by investing activities	-	200,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	18,000	90,500
Net cash provided by financing activities	18,000	90,500

Net change in cash	(408,456)	105,071

CASH AT BEGINNING PERIOD	638,851	105,089

CASH AT END OF PERIOD	$230,395	$210,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$1,792	$-
Common stock issued for leasehold interests and equipment	$-	$206,500
Common stock and warrants issued for acquisitions	$-	$700,000
Common stocks issued (returned) for investment	$-	$(440,000)

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form S-1. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. HISTORY AND NATURE OF BUSINESS

Xtreme Oil & Gas, Inc. (the “Company” formerly Xtreme Technologies, Inc.), a Nevada corporation formed on October 3, 2006 is organized to engage in the acquisition, operation and development of oil and natural gas properties located in Texas and the southeast region of the United States. Effective December 29, 2006, Xtreme Technologies, Inc., a then Washington corporation, acquired Emerald Energy Partners, Inc., (“Emerald”) a Nevada corporation, in exchange for the issuance of 7,960,000 shares of the Company’s common stock and changed the Company’s name to Xtreme Oil & Gas, Inc. (“Xtreme”).

For accounting purposes this transaction was treated as an acquisition of Xtreme Technologies, Inc. and a re-capitalization of Emerald. Emerald is the accounting acquirer and the results of its operations carry over.  Accordingly, the operations of Xtreme Technologies, Inc. are not carried over and are adjusted to $0 at the date of the merger.

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma and Texas. The majority of the Company’s oil and natural gas production was from its’ Texas wells. All of its oil and natural gas revenues were derived from the sale of oil. Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as a normal course of business.

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

3. Oil and Natural Gas Properties

The Company has the following oil and natural gas properties as of March 31, 2010:

	December 31,	Net		March 31,
Oil and gas property:	2009	Purchases	Dispositions	2010
West Thrifty / Quita Field	$5,221,375	$-	$-	$5,221,375
Lionheart	1,198,326	-	-	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437

Total	$6,616,138	$-	$-	$6,616,138

The Company focused its efforts on beginning our Saltwater Disposal well project and expanding the production capacity on the Lionheart project.  We successfully completed the Saltwater Well surface work and began drilling operations in March 2010. In February we had completed work to increase the production on the Lionheart well when Genie well services damaged the wellbore halting production.  We have repaired the wellbore and are preparing to begin production again in the third quarter 2010.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

 4. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of June 30, 2010.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew.

Significant current period changes in stockholders’ equity during the three months ended March 31, 2010 consisted of the following:

Common Stock

During the first Quarter of 2010, we sold 20,000 restricted shares of our common stock to three investors for $18,000. Shares were sold at $.25 and $1.00 with the average sale price being $0.95 per share.

During the first Quarter of 2010, we issued 379,035 restricted shares of our common stock to consultants valued at $379,035 for services and recognized $687,500 for shares vesting for total stock-based compensation of $1,066,535. Our consultant shares were valued at $1.00. Management determined the estimated fair market value based on market price quotations, recent stock offering prices and other factors.

5. SUBSEQUENT EVENTS

In the second quarter of 2010, we sold 498,330 restricted shares of our common stock to nine investors for $313,747 cash. Shares were sold with the average sale price being $.63 per share.

In the second quarter of 2010, we issued 2,662,500 restricted shares of our common stock to 4 members of our management team and three members of our staff and consultants for $665,625 worth of services. Our consultant shares issued were valued at $0.25.

During the second quarter 2010 Mr. Bruce Scambler began legal proceedings in Logan County District Court against us alleging breach of contract and demanding payment for lost revenue and missing equipment.  We filed a dismissal in the same court.

During second quarter 2010 each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court demanding judgment for past due invoices.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary.

During the second quarter 2010, we filed suit against Genie Well Services in Federal Court demanding restitution for damaging our Lionheart well.  Genie filed a counterclaim of $53,000 for their services rendered after causing the damage.

During May 2010, we sold Small Cap Strategies to Knight Enterprises for 1,160,000 shares of our common stock and the acquisition of $35,000 in accounts payables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of December 31, 2009 we owned working interests in 1,832 acres of oil and gas leases in Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme is pursuing an ongoing reworking and drilling program to increase production from its properties.

Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs. In 2008 we derived a small amount of revenue from contract drilling on one project, the Oil Creek, but have no plans to engage in contract drilling in the future.

For the Three Months Ended March 31, 2010 compared to 2009

Revenues

For the three months ended March 31, 2010, net revenue was $33,265 an increase of approximately $23,000 from $10,605 for the three months ended March 31, 2009. Growth in revenue was due primarily to oil and gas sales.

Expenses

Oil production costs for the three months ended March 31, 2010 totaled $75,938, a decrease of approximately $4,600 from $80,547 for the three months ended March 31, 2009. The decrease is due to reduced production on all of our properties due to maintenance activities. Production costs exceeded revenues because of higher costs of maintenance and operations.

General and administrative expenses totaled $1,724,925, for the three months ended March 31, 2010, an increase of approximately $1,363,000, from $361,780 for the three months ended March 31, 2009. These general and administrative expense differences are largely driven by additional professional services expenses.  No warrants were issued in 2010 resulting in no additional non-cash stock based compensation. These expenses, accrued in 2010, included salaries, utilities and rent, consulting fees, and presentation fees.

Net Loss

For the three months ended March 31, 2010, we had a net loss of $1,769,038 compared with a net loss of $837,322 for three months ended March 31, 2009. This loss was primarily due to no asset sales during the period ended March 31, 2010.

For three months ended March 31, 2010 our net loss per share on a fully diluted basis was $0.04 compared to losses of $0.04 per share on a fully diluted basis for the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash flow used in operations was $426,456 for the three months ending March 31, 2010. As of June 30, 2010, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2010.

To continue with our business plan, we will require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by selling interest in prospects to investors through drilling programs and through future offerings of equities.

If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in excessive further dilution to the current owners of our common stock or at unreasonable costs of capital.

We have no plans to expand significantly our overhead and we expect that future acquisitions and development of production will be funded through private placement offerings and by selling interest in our current properties.  We do not anticipate revenues to be generated in the future from contract drilling as we did on the Oil Creek property, nor do we anticipate selling interest in our current properties except through joint venture of partnership drilling programs with accredited investors.

Our West Thrifty Unit, including the Quita field, were acquired with the issuance of stock, the value of the stock comprising most of the value of our oil and gas properties. Some of our other properties, the Oil Creek, Lionheart and Saltwater disposal properties, have been acquired for a relatively modest amount of cash, Some properties that we disposed of, the Winston, Horse Thief and Cookie, were purchased with a combination of cash and common stock. We anticipate that in the future we will acquire properties principally with stock.

Item 4T. Controls and Procedures.

During the quarter ended March 31, 2010, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). One of the purposes of the appointment of Messrs. DeVito and Wurtele, appointments that were made in that quarter, was to put in place systems and procedures that support a larger enterprise, systems and procedures that will additionally assure the Company will be able to record, process, summarize, and report within the time periods specified by the Commission’s rules and forms. Part of the Company’s actions in this regard included the transition to recently acquired accounting software. This review and implementation is on-going, and we anticipate basic changes in our processes and controls. As of March 31, 2010, these changes may not have been sufficiently implemented for the timely disclosures of financial data within the time period specified by the Commission’s rules and forms.  Nonetheless, based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported accurately.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

Changes in Controls over Financial Reporting

The principal change in the first quarter in our internal control over financial reporting, a change implemented by our Chief Executive Officer and our Chief Financial Officer, that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting relates to the transition to our new accounting software and the more rigorous documentation relating to entries therein as well as the limitation of access to those entitled to making entries into such software.

PART II – OTHER INFORMATION

Item 6. Exhibits.

31.1 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xtreme Oil & Gas, Inc.

Date: August 10, 2010	By:	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
Chief Executive Officer

Date: August 10, 2010	By:	/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer