Form 10-Q
period 2010-06-30
Xtreme Oil & Gas, Inc.
filed 2010-08-18
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-53892

Xtreme Oil & Gas, Inc., and Subsidiaries

(Name of small business issuer in its charter)

Nevada	20-8295316
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5700 W. Plano Parkway, Suite 3600, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

(214) 432-8002
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer's classes of common equity as of August 10, 2010: 45,354,302.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31,2009

	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$287,488	$638,851
Cash - restricted	126,200	101,000
Accounts receivable, net	205,175	211,388
Other current assets	315,346	-

Total Current Assets	934,209	951,239

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)
Proved leasehold costs	6,616,138	6,616,138
	6,669,182	6,669,182
Less-Accumulated depreciation, depletion and amortization	81,609	73,541

Net property and equipment	6,587,573	6,595,641

OTHER ASSETS
Goodwill	-	200,000
Deposits	7,862	7,862

Total Other Assets	7,862	207,862

TOTAL ASSETS	$7,529,644	$7,754,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,095,718	$2,271,996
Deposits payable	3,352,484	2,452,000
Notes payable	-	-

Total Current Liabilities	5,448,202	4,723,996

LONG TERM LIABILITIES
Asset retirement obligation	300,000	300,000

TOTAL LIABILITIES	5,748,202	5,023,996
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized;
43,159,636 and 42,454,346 shares issued and 42,309,636 and 41,134,346 outstanding at June 30, 2010 and
and December 31, 2009, respectively	42,309	41,134
Additional paid-in capital	32,700,848	30,448,771
Less treasury stock	(850,000)	(1,320,000)
Accumulated deficit	(30,111,716)	(26,439,160)

Total Stockholders' Equity	1,781,442	2,730,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,529,644	$7,754,742

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended	Three months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Income from asset sales and other, net	$-	$314,537	$-	$314,537
Oil and gas sales	14,586	43,754	47,851	54,359
TOTAL REVENUES	14,586	358,291	47,851	368,896

EXPENSES:
Drilling and completion costs	-	191,851	-	293,386
Production costs	69,019	33,130	144,957	113,677
General and administrative expenses	1,446,810	426,642	3,171,735	788,422
Loss on disposal of property	411,945	-	411,945	303,440
TOTAL OPERATING EXPENSES	1,927,774	651,623	3,728,637	1,498,925

LOSS BEFORE OTHER EXPENSES	(1,913,188)	(293,332)	(3,680,786)	(1,130,029)

OTHER INCOME/(EXPENSE)
Other income	9,670	26,933	9,672	26,933
Interest expense, net	-	(625)	(1,442)	(1,250)
Total other income/(expense)	9,670	26,308	8,230	25,683
NET LOSS	$(1,903,518)	$(267,024)	$(3,672,556)	$(1,104,346)

LOSS PER SHARE-BASIC AND DILUTED	$(0.05)	$(0.01)	$(0.09)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	40,623,711	20,510,088	40,927,587	19,862,408

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,672,556)	$(1,104,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	8,068	14,578
Common stock issued for services	2,671,505	212,925
Loss on disposal of properties	411,945	303,440
Bad debt expense	30,000	-
Gain on sale of Small Cap Strategies	(149,965)	-
Changes in assets and liabilities:
(Increase) decrease in restricted cash	(25,200)	-
(Increase) decrease in accounts receivable	(23,787)	(97,780)
Increase in other current assets	(315,346)	-
Increase in deposits	-	(1,500)
Increase (decrease) in accounts payable and accrued Expenses	(106,313)	100,310
Increase (decrease) in deposit payable	900,484	590,857
Net cash provided by (used in) operating activities	(271,165)	18,484

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(411,945)	(8,213)
Proceeds from the sale of assets	-	200,000
Net cash provided by (used in) investing activities	(411,945)	191,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	331,747	442,003
Net cash provided by financing activities	331,747	442,003

Net change in cash	(351,363)	652,273

CASH AT BEGINNING PERIOD	638,851	105,089

CASH AT END OF PERIOD	$287,488	$757,362

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$1,442	$-
Common stock issued for leasehold interests and equipment	$-	$206,500
Common stocks issued (returned) for investment	$-	$(440,000)

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

 Item 1: Notes to Financial Statements.

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form S-1. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

3. Oil and Natural Gas Properties

The Company has the following oil and natural gas properties as of June 30, 2010:

	December 31,	Net		June 30,
Oil and gas property:	2009	Purchases	Dispositions	2010
West Thrifty / Quita Field	$5,221,375	$-	$-	$5,221,375
Lionheart	1,198,326	411,495	(411,495)	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437

Total	$6,616,138	$411,495	$(411,495)	$6,616,138

The Company focused its efforts on beginning our Saltwater Disposal well project and expanding the production capacity on the Lionheart project.  We successfully completed the Saltwater Well surface work and began drilling operations in March 2010. In February we had completed work to increase the production on the Lionheart project when Genie Well Services damaged the wellbore halting production.  We have repaired the wellbore and are preparing to begin production again in the third quarter 2010.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Significant current period changes in stockholders’ equity during the six months ended June 30, 2010 consisted of the following:

Common Stock

In the second quarter of 2010, we sold 498,330 restricted shares of our common stock to nine investors for $331,747 cash. Shares were sold with the average sale price being $.67 per share.

In the second quarter of 2010, we issued 2,757,925 restricted shares of our common stock to 4 members of our management team and three members of our staff and consultants for $1,604,971 worth of services. Our consultant shares issued were valued at $1.00 and are being recognized over the vesting term. During the six months ended June 30, 2010, we recognized $2,671,501.

During May 2010, we sold 400,000 common shares of Small Cap Strategies, Inc. to Knight Enterprises for 1,160,000 shares of our common stock and the acquisition of $35,000 in accounts payables.  We recognized a gain of $149,965 on the sale. The common shares acquired were immediately cancelled.

During the second quarter we cancelled 470,000 shares of common stock held in treasury. As of June 30, 2010, we have 850,000 shares of common stock recorded in treasury stock.

In the second quarter of 2010, we signed a Term Sheet with Kodiak Capital for a $5,000,000 investment. Pursuant to the Term Sheet, we shall have the right, but not the obligation, to “put” to Kodiak (the “Put Right”) up to $5 million in shares of our common stock (i.e., we can compel Kodiak to purchase our common stock at a pre-determined formula). In the Term Sheet, Kodiak committed to purchase 2,000,000 shares at $1.25 per share. The initial put shall be closed within 30 days of the date of the filing of a registration statement in the amount of $2,500,000 and shall be priced at $1.25 per share. We have no obligation to utilize any or the full amount available under the Term Sheet.

5. CONTINGENCIES

During the second quarter 2010, Mr. Bruce Scambler began legal proceedings in Logan County District Court against us alleging breach of contract and demanding payment for lost revenue and missing equipment.  We filed a dismissal in the same court.

During second quarter 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court demanding judgment for past due invoices.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary.

During the second quarter 2010, we filed suit against Genie Well Services in Federal Court demanding restitution for damaging our Lionheart well.  Genie filed a counterclaim of $53,000 for their services rendered after causing the damage.

6. SUBSEQUENT EVENTS

In the third quarter of 2010, we sold 464,665 restricted shares of our common stock to nine investors for $348,449 cash. Shares were sold with the average sale price being $.75 per share.

In the third quarter of 2010, we issued 25,000 restricted shares of our common stock to consultants for $25,000 worth of services. Our consultant shares issued were valued at $1.00.

In the third quarter of 2010, we issued a total of 75,000 restricted shares of our common stock to three people to secure one year of service on our board of directors.  Our board shares issued were valued at $1.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of June 30, 2010 we own working interests in 1,832 acres of oil and gas leases in Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme is pursuing an ongoing reworking and drilling program to increase production from its properties.

Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs.

For the Six Months Ended June 30, 2010 compared to 2009

Revenues

For the six months ended June 30, 2010, net revenue was $47,851 a decrease of approximately $321,000 from $368,896 for the six months ended June 30, 2009. Decrease in revenue was due primarily to a sale of assets valued at $314,537 in 2009.

Expenses

Oil production costs for the six months ended June 30, 2010 totaled $144,957, an increase of approximately $31,000 from $113,677 for the six months ended June 30, 2009. The increase is due to reduced production on all of our properties due to maintenance activities. Production costs exceeded revenues because of higher costs of maintenance and continued additional  operations to increase future production on certain wells in Texas.

General and administrative expenses totaled $3,171,735 for the six months ended June 30, 2010, an increase of approximately $2,383,000, from $788,422 for the six months ended June 30, 2009. These general and administrative expense differences are largely driven by additional professional services expenses.   These expenses, accrued in 2010, included salaries, utilities and rent, consulting fees, stock-based compensation, and presentation fees.

Net Loss

For the six months ended June 30, 2010, we had a net loss of $3,672,566 compared with a net loss of $1,104,346 for six months ended June 30, 2009. This loss was primarily due to stock issued for services during the period ended June 30, 2010.

For six months ended June 30, 2010, our net loss per share on a fully diluted basis was $0.09 compared to losses of $0.06 per share on a fully diluted basis for the six months ended June 30, 2009.

 For the Three Months Ended June 30, 2010 compared to 2009

Revenues

For the three months ended June 30, 2010, net revenue was $14,586 a decrease of approximately $344,000 from $358,291 for the three months ended June 30, 2009. Decrease in revenue was due primarily to a sale of assets valued at $314,537 in 2009.

Expenses

Oil production costs for the three months ended June 30, 2010 totaled $69,019, an increase of approximately $36,000 from $33,130 for the three months ended June 30, 2009. The increase is due to reduced production on all of our properties due to maintenance activities. Production costs exceeded revenues because of higher costs of maintenance and continued additional operations to increase future production on certain wells in Texas.

General and administrative expenses totaled $1,446,810, for the three months ended June 30, 2010, an increase of approximately $1,020,168 from $426,642 for the three months ended June 30, 2009. These general and administrative expense differences are largely driven by additional professional services expenses.  These expenses, accrued in 2010, included salaries, utilities and rent, consulting fees, stock-based compensation, and presentation fees.

Net Loss

For the three months ended June 30, 2010, we had a net loss of $1,903,518 compared with a net loss of $267,024 for three months ended June 30, 2009. This loss was primarily due to stock issued for services during the period ended June 30, 2010.

For three months ended June 30, 2010, our net loss per share on a fully diluted basis was $0.05 compared to losses of $0.01 per share on a fully diluted basis for the three months ended June 30, 2009.

Liquidity and Capital Resources

Cash flow used in operations was $271,165 for the six months ended June 30, 2010. Net cash flows from financing activities were $331,747 including proceeds from the sale of common stock. As of June 30, 2010, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2010.

Net cash used in investing activities during the six months ended June 30, 2010 was approximately $412,000 and consisted primarily of payments for improvements to certain of our wells. The payments were initially capitalized and immediately expensed.  Net cash provided by investing activities during the six months ended June 30, 2009 was approximately $192,000 and resulted primarily from the gain on sale of working interests in our properties.

Net cash provided by financing activities during the six months ended June 30, 2010 and 2009 was approximately $332,000 and $442,000, respectively.  Net cash from financing activities consist of proceeds received from the sale of our common shares. In order to provide us with the funds necessary, from time to time, to cover our operating expenses, we signed a Term Sheet with Kodiak Capital for a $5,000,000 investment in the second quarter. Pursuant to the Term Sheet, we shall have the right, but not the obligation, to “put” to Kodiak (the “Put Right”) up to $5 million in shares of our common stock (i.e., we can compel Kodiak to purchase our common stock at a pre-determined formula). In the Term Sheet, Kodiak committed to purchase 2,000,000 shares at $1.25 per share. The initial put shall be closed within 30 days of the date of the filing of a registration statement in the amount of $2,500,000 and shall be priced at $1.25 per share. We have no obligation to utilize any or the full amount available under the Term Sheet.

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

Our West Thrifty Unit, including the Quita field, were acquired with the issuance of stock, the value of the stock comprising most of the value of our oil and gas properties. Some of our other properties, the Oil Creek, Lionheart and Saltwater disposal properties have been acquired for a relatively modest amount of cash.  Some properties that we disposed of, the Winston, Horse Thief and Cookie, were purchased with a combination of cash and common stock. We anticipate that in the future we will acquire properties principally with stock.

Item 4. Controls and Procedures.

During the quarter ended June 30, 2010, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). One of the purposes of the appointment of Messrs. DeVito and Wurtele,  was to put in place systems and procedures that support a larger enterprise, systems and procedures that will additionally assure the Company will be able to record, process, summarize, and report within the time periods specified by the Commission’s rules and forms. Part of the Company’s actions in this regard included the transition to recently acquired accounting software. This review and implementation is on-going, and we anticipate basic changes in our processes and controls. As of June 30, 2010, these changes may not have been sufficiently implemented for the timely disclosures of financial data within the time period specified by the Commission’s rules and forms.  Nonetheless, based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported accurately.

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

Changes in Controls over Financial Reporting

The principal change in the first quarter in our internal control over financial reporting, was implemented by our Chief Executive Officer and our Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting relates to the transition to our new accounting software and the more rigorous documentation relating to entries therein as well as the limitation of access to those entitled to making entries into such software. In the second quarter we have completed the transition to new software.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

During the second quarter 2010, Mr. Bruce Scambler began legal proceedings in Logan County District Court against us alleging breach of contract and demanding payment for lost revenue and missing equipment.  We filed a dismissal in the same court.

During second quarter 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court demanding judgment for past due invoices.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary.

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

Xtreme Oil & Gas, Inc.

Date: August 16, 2010	By:	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer