Form 10-Q
period 2010-09-30
Xtreme Oil & Gas, Inc.
filed 2010-11-15
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2010: 44,424,219.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 AND DECEMBER 31,2009

	2010 (Unaudited)	2009
ASSETS
CURRENT ASSETS:
Cash	$145,389	$638,851
Cash - restricted	76,000	101,000
Accounts receivable, net	187,926	211,388
Development work in process	534,400	-

Total Current Assets	943,715	951,239

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Leasehold costs	6,616,138	6,616,138
	6,669,182	6,669,182
Less-Accumulated depreciation and depletion	85,487	73,541

Net property and equipment	6,583,695	6,595,641

OTHER ASSETS
Goodwill	-	200,000
Deposits	6,363	7,862

	6,363	207,862

TOTAL ASSETS	$7,533,773	$7,754,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,980,434	$2,271,996
Deposits payable	3,296,548	2,452,000

Total Current Liabilities	5,276,982	4,723,996

LONG TERM LIABILITIES
Asset retirement obligation	300,000	300,000

TOTAL LIABILITIES	5,576,982	5,023,996

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-

Non-transferable preferred Stock, $.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized; 43,814,300 and 42,454,346 shares issued and 43,185,720 and 41,134,346 outstanding at September 30, 2010 and December 31, 2009, respectively	43,185	41,134
Additional paid-in capital	34,286,768	30,448,771
Less Treasury Stock	(850,000)	(1,320,000)
Accumulated deficit	(31,523,163)	(26,439,160)

Total Stockholders' Equity	1,956,791	2,730,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,533,773	$7,754,742

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Income from asset sales and other, net	$-	$1,443,721	$-	$1,758,258
Oil and gas sales	24,628	72,934	72,479	127,293
TOTAL REVENUES	24,628	1,516,655	72,479	1,885,551

EXPENSES:
Drilling and completion costs	-	740,999	-	1,034,385
Production costs	51,866	299,256	196,823	412,933
General and administrative expenses	1,369,851	966,143	4,541,586	1,754,565
Loss on disposal of property	-	-	411,945	303,440
TOTAL OPERATING EXPENSES	1,421,717	2,006,398	5,150,354	3,505,323

LOSS FROM OPERATIONS	(1,397,089)	(489,743)	(5,077,875)	(1,619,772)

OTHER INCOME/(EXPENSE)
Other income	(15,800)	(7,142)	(6,128)	19,791
Interest expense, net	1,442	(208)	-	(1,458)
Total other income/(expense)	(14,358)	(7,350)	(6,128)	18,333
NET LOSS	$(1,411,447)	$(497,093)	$(5,084,003)	$(1,601,439)

LOSS PER SHARE-BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.12)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	42,731,180	21,517,423	41,536,076	19,747,145

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,084,003)	$(1,601,439)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	11,946	28,046
Common stock issued for services	3,699,799	632,461
Net gain on sale of assets	-	(1,758,258)
Loss on disposal of properties	411,945	303,440
Bad debt expense	30,000	-
Gain on sale of Small Cap Strategies	(149,965)	-

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,538)	238,569
Increase in other current assets	(534,400)	-
Increase in deposits	1,500	(1,500)
Increase (decrease) in accounts payable and accrued Expenses	(221,597)	1,049,930
Increase (decrease) in deposit payable	844,548	-
Net cash used in operating activities	(996,765)	(1,108,751)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in restricted cash	25,000	-
Increase in asset retirement obligations	-	50,000
Capital expenditures	(411,945)	(1,041,081)
Purchase of property and equipment	-	(21,317)
Proceeds from the sale of assets	-	1,704,383
Net cash provided by (used in) investing activities	(386,945)	691,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(1,000)
Proceeds from sale of common stock	890,248	380,499
Net cash provided by financing activities	890,248	379,499

Net change in cash	(493,462)	(37,267)

CASH AT BEGINNING PERIOD	638,851	105,089

CASH AT END OF PERIOD	$145,389	$67,822

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$1,442	$-
Common stock issued for leasehold interests and equipment	$-	$206,500
Notes payable exchanged for working interest	$-	$230,000

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Item 1: Notes to Financial Statements.

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form S-1/A. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form S-1/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as a normal course of business.

3. Oil and Natural Gas Properties

The Company has the following oil and natural gas properties as of September 30, 2010:

	December 31,	Net		September 30,
Oil and gas property:	2009	Purchases	Dispositions	2010
West Thrifty / Quita Field	$5,221,375	$-	$-	$5,221,375
Lionheart	1,198,326	411,495	(411,495)	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437

Total	$6,616,138	$411,495	$(411,495)	$6,616,138

The Company focused its efforts on beginning our Saltwater Disposal well project and expanding the production capacity on the Lionheart project.  We successfully completed the Saltwater Well surface work and began drilling operations in March 2010. Drilling was delayed until September 2010 to comply with Commission regulations. We commenced operations again on October 1, 2010. Development work in progress on the Saltwater Disposal well was $534,400.

In February we had completed work to increase the production on the Lionheart project when Genie Well Services damaged the wellbore halting production.  We have repaired the wellbore and have begun to pump fluids from the well.  We have only recovered saltwater and drilling fluids to date.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

4. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of September 30, 2010.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew.

Significant current period changes in stockholders’ equity during the three months ended September 30, 2010 consisted of the following:

Common Stock

In the third quarter of 2010, we sold 744,664 restricted shares of our common stock to fourteen investors for $558,498 cash. Shares were sold with the average sale price being $.75 per share.

In the third quarter of 2010, we issued 131,420 restricted shares of our common stock to consultants for $131,420 worth of services. Our consultant shares issued were valued at $1.00.

In the third quarter of 2010, Spartan Securities filed a 15C-211 application with FINRA to have our common stock approved for trading.  Spartan is in the process of responding to comments.

5. CONTINGENCIES

In March 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary. Native American’s motion for Summary Judgment was dismissed on September 14, 2010. On October 19 we settled the claims with Pan American Drilling services.

In May 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000.  Genie filed a counterclaim for $53,110 for their services rendered after causing the damage. Genie recently admitted their liability to the court and we are currently in settlement discussions with them.  We do not expect those discussions to be completed in 2010.

In June 2010, Mr. Bruce Scambler began legal proceedings in Logan County District Court in Oklahoma against us alleging breach of contract and demanding payment for lost revenue and missing equipment in excess of $75,000.  We filed a dismissal in the same court and on October 8, 2010 the case was dismissed.

During the third quarter 2010, Mr. Bert Valentine filed suit in Logan County District Court, Oklahoma alleging breach of contract.  The court gave Mr. Valentine 30 days to amend his pleadings as they were not clear or specific. After discussions between the parties Mr. Valentine has dropped his suit.

6. SUBSEQUENT EVENTS

In the fourth quarter of 2010, we sold 200,000 restricted shares of our common stock to seven investors for $150,000 cash. Shares were sold with the average sale price being $.75 per share.

In the fourth quarter of 2010, we issued 200,000 restricted shares of our common stock to settle with vendors for $200,000 worth of services. Our vendor shares issued were valued at $1.00.

On October 25, 2010, Pan American dropped its lawsuit with prejudice pursuant to a settlement agreement.

On September 18, 2010, Xtreme Oil & Gas, Inc. entered into a binding letter of intent to acquire the oil and gas interests in approximately 65,000 acres in West Texas surrounded by prolific production. The acquisition is subject to a number of contingencies, including the payment of $2,000,000 within 30 days of the signing of the letter of intent. In addition, the Company will be required to issue the seller two million shares of our common stock with an additional four million shares to be issued upon meeting certain production milestones. The Company anticipates acquiring approximately 100% working interest in the property. Closing is subject to verification of title and other standard conditions. To better verify title on such a large tract, it has been mutually agreed to delay closing up to 90 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of September 30, 2010 we own working interests in 1,832 acres of oil and gas leases in Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme is pursuing an ongoing reworking and drilling program to increase production from its properties.

Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs.

For the Nine Months Ended September 30, 2010 compared to 2009

Revenues

For the nine months ended September 30, 2010, revenue was $72,479 a decrease of approximately $1,810,000 from $1,885,551 for the nine months ended September 30, 2009. Decrease in revenue was due primarily to the sale of assets of the Lionheart well valued at $1,758,258 in 2009.

Expenses

Oil production costs for the nine months ended September 30, 2010 totaled $196,823, a decrease of approximately $216,000 from $412,933 for the nine months ended September 30, 2009. The decrease is due to reduced production on all of our properties and reduced maintenance issues. Production costs exceeded revenues because of higher costs of maintenance and continued additional operations to increase future production on certain wells in Texas. Drilling and completion costs for the nine months ended September 30, 2010 totaled $0 a decrease of $1,034,385.  The decrease is due to completion costs being incurred in 2009 for the Lionheart well.

General and administrative expenses totaled $4,541,586 for the nine months ended September 30, 2010, an increase of approximately $2,787,000, from $1,754,565 for the nine months ended September 30, 2009. These general and administrative expense differences are largely driven by additional professional services expenses of approximately $3,111,000 as a result of vesting of restricted shares awarded to management in 2009 and 2010.   These expenses, accrued in 2010, included salaries, utilities and rent, consulting fees, stock-based compensation, and presentation fees.

Loss on disposal of property totaled $411,945 for the nine month ended September, 30, 2010 was related to increased expenses beyond the turnkey development costs for the Lionheart well, an increase of approximately $108,000 from $303,440 for the nine months ended September 30, 2009.

Net Loss

For the nine months ended September 30, 2010, we had a net loss of $5,084,003 compared with a net loss of $1,601,439 for nine months ended September 30, 2009. This loss was primarily due to stock issued for services during the period ended September 30, 2010.

For nine months ended September 30, 2010, our net loss per share on a basic and diluted basis was $0.12 compared to losses of $0.08 per share on a basic and diluted basis for the nine months ended September 30, 2009.

 For the Three Months Ended September 30, 2010 compared to 2009

Revenues

For the three months ended September 30, 2010, revenue was $24,628 a decrease of approximately $1,490,000 from $1,516,655 for the three months ended September 30, 2009. Decrease in revenue was due primarily to a sale of assets of the Lionheart well valued at $1,443,721 in 2009.

Expenses

Oil production costs for the three months ended September 30, 2010 totaled $51,866, a decrease of approximately $247,000 from $299,256 for the three months ended September 30, 2009. The decrease is due to reduced production on all of our properties and reduced maintenance activities. Production costs exceeded revenues because of higher costs of maintenance and continued additional operations to increase future production on certain wells in Texas. Drilling and completion costs for the three months ended September 30, 2010 totaled $0 a decrease of $740,999.  The decrease is due to completion costs being incurred in 2009 for the Lionheart well.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Expenses - continued

General and administrative expenses totaled $1,369,851, for the three months ended September 30, 2010, an increase of approximately $404,000 from $966,143 for the three months ended September 30, 2009. These general and administrative expense differences are largely driven by additional professional services expenses of approximately $1,028,000 as a result of vesting of restricted shares awarded to management in 2009 and 2010.  These expenses, accrued in 2010, included salaries, utilities and rent, consulting fees, stock-based compensation, and presentation fees.

Net Loss

For the three months ended September 30, 2010, we had a net loss of $1,411,447 compared with a net loss of $497,093 for three months ended September 30, 2009. This loss was primarily due to stock issued for services during the period ended September 30, 2010.

For three months ended September 30, 2010, our net loss per share on a basic and diluted basis was $0.03 compared to losses of $0.02 per share on a basic and diluted basis for the three months ended September 30, 2009.

Liquidity and Capital Resources

Cash flow used in operations was $996,765 for the nine months ended September 30, 2010. Net cash flows from financing activities were $890,248 including proceeds from the sale of common stock. As of September 30, 2010, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2010.

Net cash used in investing activities during the nine months ended September 30, 2010 was approximately $387,000 and consisted primarily of payments for improvements to certain of our wells. The payments were initially capitalized and immediately expensed.

Net cash provided by financing activities during the nine months ended September 30, 2010 and 2009 was $890,248 and $379,499, respectively.  Net cash provided by financing activities consist of proceeds received from the sale of our common shares. In order to provide us with the funds necessary, from time to time, to cover our operating expenses, we signed a Term Sheet with Kodiak Capital for a $5,000,000 investment in the second quarter. Pursuant to the Term Sheet, we shall have the right, but not the obligation, to “put” to Kodiak (the “Put Right”) up to $5 million in shares of our common stock (i.e., we can compel Kodiak to purchase our common stock at a pre-determined formula). In the Term Sheet, Kodiak committed to purchase 2,000,000 shares at $1.25 per share. The initial put shall be closed within 30 days of the date of the filing of a registration statement in the amount of $2,500,000 and shall be priced at $1.25 per share. We have no obligation to utilize any or the full amount available under the Term Sheet.

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

Item 4. Controls and Procedures.

During the quarter ended September 30, 2010, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, continued with our implementation of processes and systems pursuant to Exchange Act Rule 13a-15(e). As of September 30, 2010, these changes may not have been sufficiently implemented for the timely disclosures of financial data within the time period specified by the Commission’s rules and forms.  Nonetheless, based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported accurately.

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

Changes in Controls over Financial Reporting

The principal change in the third quarter in our internal control over financial reporting, was implemented by our Chief Executive Officer and our Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting relates to the transition to our new accounting software and the more rigorous documentation relating to entries therein as well as the limitation of access to those entitled to making entries into such software. In the second quarter we completed the transition to new software.

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

In June 2010 Mr. Bruce Scambler began legal proceedings in Logan County District Court in Oklahoma against us alleging breach of contract and demanding payment for lost revenue and missing equipment in excess of $75,000.  We filed a dismissal in the same court and on October 8, 2010 the case was dismissed.

In March 2010 each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary. Native American’s motion for Summary Judgment was dismissed on September 14, 2010. On October 19 we settled the claims with Pan American Drilling services.

In May 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000.  Genie filed a counterclaim for $53,110.50 for their services rendered after causing the damage. Genie recently admitted their liability to the court and we are currently in settlement discussions with them.  We do not expect those discussions to be completed in 2010.

During the third quarter 2010, Mr. Bert Valentine filed suit in Logan County District Court, Oklahoma alleging breach of contract.  The court gave Mr. Valentine 30 days to amend his pleadings as they were not clear or specific. After discussions between the parties Mr. Valentine has dropped his suit.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

We sold and issued the unregistered securities described below. We believe that each of the securities transactions described below was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) as a transaction not involving any public offering and Regulation D promulgated under the Securities Act of 1933. In each case, the number of investors was limited, the investors were either all accredited and/or otherwise qualified and had access to material information about the registrant, and restrictions were placed on the resale of the securities sold.

Shares issued for Cash

In the 2nd Quarter of 2010, we sold 498,330 restricted shares of our common stock to nine investors for $313,747 cash. Shares were sold with the average sale price being $.63 per share.

            In the 3rd quarter of 2010, we sold 744,664 restricted shares of our common stock to fourteen investors for $558,498 cash. Shares were sold with the average sale price being $.75 per share.

In the 4th quarter of 2010, we sold 200,000 restricted shares of our common stock to seven investors for $150,000 cash. Shares were sold with the average sale price being $.75 per share.

Shares issued for Services

In the 2nd Quarter of 2010, we issued 2,662,500 restricted shares of our common stock to 4 members of our management team and three members of our staff and consultants for $665,625 worth of services. Our consultant shares issued were valued at $0.25.

In the third quarter of 2010, we issued 131,420 restricted shares of our common stock to consultants for $131,420 worth of services. Our consultant shares issued were valued at $1.00.

In the third quarter of 2010, we issued a total of 75,000 restricted shares of our common stock to three people to secure one year of service on our board of directors.  Our board shares issued were valued at $1.00 per share.

In the fourth quarter of 2010, we issued 200,000 restricted shares of our common stock to settle with vendors for $200,000 worth of services. Our vendor shares issued were valued at $1.00.

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

Xtreme Oil & Gas, Inc.

Date: November 15, 2010	By:	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer