Form 10-Q/A
period 2010-09-30
Xtreme Oil & Gas, Inc.
filed 2011-01-13
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

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

Liquidity and Capital Resources

Cash flow used in operations was $996,765 for the nine months ended September 30, 2010. Net cash flows from financing activities were $890,248 including proceeds from the sale of common stock. As of September 30, 2010, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2011.

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

Xtreme Oil & Gas, Inc.

Date: January 13, 2011	By:	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
Chief Executive Officer

Date: January 13, 2011	By:	/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer