Form 10-K
period 2010-12-31
Xtreme Oil & Gas, Inc.
filed 2011-03-25
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 333-168484

Xtreme Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-8295316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5700 W. Plano Parkway, Suite 3600, Plano, Texas 75093

 (Address of principal executive offices)                (Zip Code)

Telephone: (214) 432-8002
Fax: (214) 432-8005

 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	Over The Counter – Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $.001 per share, held by non-affiliates (based upon the closing sales price on the OTC QB Exchange on June 30, 2010), the last business day of registrant’s most recently completed second fiscal quarter was approximately $65.2 Million.

As of March 25, 2011, there were 44,990,497 shares of common stock outstanding.

Special note regarding forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

•	our ability to successfully develop our undeveloped acreage primarily held in Texas;

•	volatility in commodity prices for oil and natural gas;

•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	the potential for production decline rates for our wells to be greater than we expect;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

•	our ability to replace oil and natural gas reserves;

•	environmental risks;

•	drilling and operating risks;

•	exploration and development risks;

•	competition, including competition for acreage in resource-style areas;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of senior management and key technical employees;

•	our ability to obtain goods and services, such as drilling rigs and tubulars, and access to adequate gathering systems and pipeline take-away capacity, necessary to execute our drilling program;

•	our ability to secure firm transportation for natural gas we produce and to sell natural gas at market prices;

•
general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the economic recession and credit crisis in the United States will be prolonged, which could adversely affect demand for oil and natural gas and make it difficult to access financial markets;

•	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and

•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in this report. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES

In October 2006, Emerald Energy Partners LLC purchased a 22.275% interest in two contiguous oil and gas properties in Brown County Texas, the West Thrifty Unit and the Quita Field. In December 2006, Xtreme Technologies, Inc. acquired Emerald Energy Partners, LLC and changed its name to Xtreme Oil & Gas, Inc.

Xtreme Technologies, Inc. was incorporated in Washington in 2003 and focused on telecommunications technologies. By early 2006 that business ceased operations and had no assets, becoming a shell company at that time. Immediately prior to its acquisition of Emerald Energy Partners, LLC, Xtreme Technologies, Inc. effected a one for 500 reverse stock split leaving 185,516 shares outstanding. Xtreme Technologies, Inc. acquired Emerald Energy Partners, LLC for 7,960,000 shares of Common Stock.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

The acquisition of Emerald Energy Partners, LLC is treated for accounting purposes as an acquisition of Xtreme Technologies, Inc. by Emerald Energy Partners and a re-capitalization of the limited liability company. With the acquisition of Emerald Energy Partners LLC, we began to acquire and to develop additional oil and gas properties.

In March 2009, we reincorporated through a merger in Nevada, a merger that was ratified in December 2009 by 73.9% of the holders of common stock, an action we believed appropriate to approve the measure. Management sought the approval of the merger by at least two-thirds of the holders of common stock.

In May 2010 we sold our interest, approximately 50.78%, in Small Cap Strategies, Inc., a corporation whose common stock is registered under Section 12 of the Securities Exchange Act of 1934. The purchaser, Bryce Knight, a principal in that company, exchanged 1,160,000 shares of our stock owned by the purchaser for our interest. In addition, we agreed to pay purchaser an additional $35,000 worth of accounts payable.  Mr. Knight was never an officer, director, employee or principle of Xtreme Oil & Gas.  The terms of the sales were negotiated during April 2010 by telephone and email exchange between Mr. Knight and Mr. DeVito and were approved by our Board of Directors in May 2010. We had acquired Small Cap Strategies, Inc. in July 2008.

Our Approach to the Business

We believe there are opportunities to acquire properties that formerly produced oil and gas or are now operating under marginal circumstances and can be redeveloped for profitable operation using newer production techniques. These opportunities are primarily the result of neglect or abandonment of oil and gas producing properties owned by persons lacking the capital and other resources necessary to bring the properties back into production and develop recoverable hydrocarbons that remain. When we identify such a prospect we determine whether there is reason to believe the prospect has remaining hydrocarbons yet to be produced, determine a value for the prospect, and, if warranted under all the circumstances, pursue acquisition of the prospect.

In addition, we plan to drill and operate saltwater disposal wells and began our first saltwater disposal well in the first half of 2010. We have completed drilling our first well and are proceeding to completing the work on the surface equipment.

Our primary focus is on older mature production areas where production histories, reservoir evaluations, and other data on the properties are available. Such information is obtained either from the entity that owns the property or from public records of governmental agencies that regulate oil and gas producing activities. Well logs available on the properties facilitate the calculation of an estimate of initial oil or gas volume in place, while decline curves from recorded production history facilitate our judgment of hydrocarbons that can be recovered. We use this information to identify and value potential acquisitions, and to develop a plan for developing and improving production on properties acquired.

After acquisition of a property, we perform an extensive field study either in-house, thereafter submitting it to outside review, or commission an independent party to conduct a study, which is then reviewed by the in-house staff. The objective is to decide upon the most cost-efficient and operationally efficient way to produce the hydrocarbons remaining and recoverable on that property. Xtreme applied this process of evaluation and purchase to the acquisition of its current working interest in oil and gas properties, such as the West Thrifty, Lionheart and Smoky Hill fields.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Historically, Xtreme has focused its acquisition and development activities in Oklahoma and Texas but in 2011 expanded into Central Kansas, and Xtreme anticipates continuing operations in those states. Nevertheless, should Xtreme receive unsolicited proposals on the acquisition of properties in other states that are attractive, we will investigate and, if warranted, make an effort to acquire an interest in such properties at an acceptable price.

Our Chief Executive Officer, Willard McAndrew, leads our evaluation process, consulting with professionals engaged by the Company. Our Chief Operating Officer, Nicholas DeVito, manages the development and operation of properties with our Chief Executive Officer, contracting with third parties to drill a prospect. We presently do not have an engineering staff nor do we have employees engaged in the daily operations and drilling of wells. In the near future, we do not anticipate hiring additional professionals or others to evaluate, drill or operate our wells. We expect to hire independent contractors to perform these functions on a project by project basis.

            Generally, Xtreme will acquire properties for the long term and will not look to sell except through drilling joint ventures and partnerships with other investors; although circumstances could arise where Xtreme may elect to re-balance its portfolio by selling or trading lesser producing properties in order to redeploy capital to a better opportunity in other areas of activity. Also, Xtreme plans to operate its own properties and it does not expect to participate in any projects as a passive investor. Nonetheless, Xtreme is not the operator on the Smoky Hill Project. We expect that drilling projects for the foreseeable future will be financed by selling Common Stock or by selling interest through joint ventures or partnerships with additional investors with Xtreme maintaining approximately a 50% working interest in the property.

Xtreme holds working interests in its oil and gas properties and is, therefore, responsible with other working interest owners, if any, for the payment of its proportionate share of the operating expenses of the wells. Working interest owners are typically responsible for all lease operating and production expenses. Royalty owners and over-riding royalty owners receive a percentage of gross oil and gas production revenue for a particular lease and are not responsible for the costs of operating the lease.

As of December 31, 2010, the company owns working interest on 1,832 surface acres containing 65 oil wells and drilling locations in Texas and Oklahoma. On March 8, 2011, the Company entered into an agreement whereby it could acquire a 50% working interest in 8,516 acres in Central Kansas.

Current Oil and Natural Gas Projects

We are in the process of building our portfolio of oil and natural gas properties. We believe that the application of advanced drilling, completion and stimulation technologies combined with a strong commodity pricing environment could make profitable the development of oil and gas prospects that were formerly productive or are now operating under marginal circumstances.

As of January 1, 2010, we owned and operated three locations in Texas and Oklahoma. Several of these fields have been drilled and are producing while we are determining the final drilling locations and technological approaches for the others.

West Thrifty Unit/Quita Field

In October 2006, Emerald Energy acquired a 22.275% interest, a 15% net revenue interest, in the West Thrifty Unit (the “WTU”) and the Quita Field (the “Quita”). The WTU is located in Brown County, Texas, on 1,272 and 400 contiguous surface acres, respectively. The WTU has 53 wells, all drilled to the Fry Sand, a producing zone located at a depth of approximately 1,300 feet, with the Quita having ten wells, all drilled to deeper formations, the Caddo and Ellenberger formations.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

We acquired the balance of the WTU working interest of 77.725% by February 2008. Our 100% working interest was a 65% net revenue interest with two over riding royalties totaling 5% being assigned to two of the then principals of the Company, one of which was Mr. McAndrew, 2.5% of which has since been reacquired by the Company. For these transactions we paid 6,860,000 shares of stock and valued our working interest in the West Thrifty Unit at $5,034,400.

We intend to redevelop these two fields as existing wells having been produced over several years and are now marginally producing, if at all. We plan to continue our water flooding operations in different parts of the fields which will require a significant capital investment to bring these new operations to fruition.  We will be injecting water into older wells to drive production to other existing wells, anticipating about 20% to 30% of the existing wells being productive. We also performed some development work in the Quita field in 2008 using chemical tracers to determine fluid flow patterns.  While we achieved an increase in production to 30 barrels of oil per day plus almost 1,000 barrels of water by flooding with 1,000 barrels of water per day, we believe that the initial development plan over stimulated the field and did not maximize the prospect’s potential. Our plan is to re-enter the field using less aggressive water flooding and chemical production techniques.

We have sold portions of working interests in both fields. In January 2008, we sold a 75% working interest in three of the wells located in the Quita, and in May of the same year, we sold a 50% working interest in another Quita well.  In December 2009 the 75% working interest was returned to Xtreme in exchange for accounts receivable of approximately $300,000.

In 2009, we sold a 10% working interest in the WTU for $250,000 cash.

During the fourth quarter 2010, we raised approximately $997,500 for 24.8% working interest in a five well drilling program.  These funds are recorded as deposits on our balance sheet until the project is completed.  Upon completion these deposits will show as revenue from drilling projects on our statement of operations.

The Company is the Operator of the WTU and the Quita Field.

I.R.A. Oil and Gas, LLC and KT Energy 1 LLC

We acquired I.R.A. Oil and Gas, LLC in October 2007 for warrants to purchase 400,000 shares of common stock, assets valued at $50,000 (a performance bond) and the assumption of debt. At the end of 2007 we wrote off $266,966 in goodwill originally accrued as part of that transaction and the warrants were subsequently returned to the Company.  I.R.A. Oil and Gas, LLC, now named Xtreme Operating Co., LLC, is licensed by the State of Texas to act as an operator of oil and gas properties; we conduct our drilling operations through this entity.

In 2007 and in conjunction with the acquisition of I.R.A Oil and Gas, LLC as well as the original Emerald Energy Partner LLC, we acquired interests in two West Texas leases, the Fennell Unit and the Smith-Goode properties. In August 2007, we contributed our interest in the Fennell Unit and the Smith-Goode Property for a 50% membership interest in KT Energy 1, LLC (“KT“), plus the Company issued 1,000,000 shares of its common stock to other members. We recorded $440,000 as the value of our interest in the partnership. In April 2008, we relinquished our interest in the partnership for the return of the 1,000,000 shares of stock, the assumption of certain liabilities of I.R.A. Oil and Gas, LLC by KT and $125,000 cash paid to us.

Horsethief, Commanche, Fannin, Winston and Cookie Transactions.

In February 2008, we acquired five properties for $1,868,500 of securities, three of which (Horsethief, Commanche, and Fannin) we wrote off in 2008 for $1,616,000. In 2008 we determined that the title on these three properties was either clouded or had other issues that prevented development. Although we raised $400,000 for development of the Cookie, we determined that it too had similar problems and converted the interests sold in the Cookie property to interests in a drilling program developed for the Lionheart.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

On December 10, 2009 we transferred through settlement agreement the interest in the Cookie and Winston properties back to the individual seller and/or entities affiliated with him.

Lionheart

On October 1, 2008, we acquired the Lionheart property located in Logan County, OK. We recognized income from assets sales $1.8 million in 2009 from selling interests in this drilling project. In the summer of 2009, we began drilling on the prospect and in January 2010 began modest production on the prospect with plans to increase this production by using an acidizing and fracturing methodology. We successfully raised $1,290,000 for the drilling and completion of this well and were producing an average of 75 barrels per day of oil and 250 mcf of gas beginning in January 2010 and continued production until February 17, 2010 when a vendor failed to properly secure their equipment and damaged the wellbore. Production was two mcf of gas per day and is now zero.  Initial repairs were completed to the well in June 2010 and we have stopped attempting to produce hydrocarbons from this well. See Item 3. “Legal Proceedings”

The Company is the Operator of the Lionheart property.

Oil Creek

In March, 2008 we acquired the Oil Creek property, located in McLain County, OK. We drilled and completed this well under contract with a third party. We purchased a 10% working interest, retained a 12.5% carried interest, retained a 10% geological and generation interest and a 12.5% back-end after payout interest in this property. Within the Area of Mutual Interest (AMI) we are to receive these same terms on any other projects. See Item 3. Legal Proceedings.  We were successful in raising $1,800,000 for the drilling and completion of this well and it has produced over $1,000,000 in revenue during 2009 and 2010 of which 15% are attributable to our interest.

Salt Water Disposal Well

We have begun drilling on a salt water disposal well located south of Oklahoma City, a program financed through a drilling program. We raised approximately $3,291,000 for this drilling program during the fourth quarter 2009 through first quarter 2010.  These funds are recorded as deposits on our balance sheet until the project is completed.  Upon completion these deposits will show as revenue from drilling projects on our statement of operations. We have completed drilling this well and we are in the process of completing the surface equipment construction and anticipate finishing before the end of the 2011.  We plan to seek an additional site for our second well during 2011.

Smoky Hill, Kansas

We have the rights to acquire 50% of the leases and working interest on 8,516 acres in central Kansas. We agreed to purchase the working interest from Husky Ventures Inc. which will initially be the operator of the project.

This project is part of a larger trend that has produced 23,824,000 barrels of oil from the Maquoketa Dolomite and the Viola Dolomite formations representing only 12% of the original oil in place. It is estimated that the remaining 88% of the oil (217 million barrels of oil) in the larger trend is still in place within the historic production boundaries of these leaseholds.

We plan to produce this formation across different leases covering approximately 8,516 acres in central Kansas, utilizing horizontal drilling techniques. The new planned horizontal wellbores will be strategically placed between old wells where the reserves have not been depleted. It is estimated that an additional 10-15% of the reserves can be produced from this larger formation representing over 20,000,000 barrels of oil, with each horizontal wellbore potentially producing 150,000 to 225,000 barrels of oil over the life of the well.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

The total cost for the leasehold interest is $1,750,000, largely reimbursement for the land, geologic, engineering and related expenses.  To acquire the leasehold and working interests we will issue 750,000 shares of our Common Stock, paid $125,000 and agreed to pay another $125,000 by April 4, 2011.  If we do not pay the balance of the $1,750,000 by May 9, 2011, Husky Ventures may put the stock back to us and reduce our working interest to 15%.

Production and Operating Statistics

The following table presents certain information with respect to our gross production and operating data for the periods presented:

	Year Ended December 31,
	2010	2009	2008
Gas
Production (mcf)	0	0	0
Revenue	0	0	0
Average production per day (mcf)*	0	0	0
Average sales price per mcf	0	0	0
Production costs **	0	0	0
Oil
Production (bbl)	3,593	5,500	6,972
Revenue	$89,535	$196,249	$415,010
Average production per day (bbl)*	9.8	15.1	19.1
Average sales price per bbl	$74.81	$53.48	$75.53
Production costs **	$241,896	$261,540	$665,033

*      Average production is based on a 365 day year
**    Production costs, exclusive of work-over costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2010. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are producing and wells capable of producing oil or natural gas or both.

	Productive Wells		Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net	Gross	Net
Oil Creek	1	0	80	8	0	0
Lionheart	1	1	160	89	0	0
West Thrifty	53	34	1,272	1,144	0	0
Quita	10	5	400	388	0	0

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Drilling Activity

The following table sets forth the number of completed gross exploratory and gross development wells drilled by us. The number of wells drilled refers to the number of wells commenced at any time during the respective year. Productive wells are producing wells and wells capable of production.

	Gross
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2010	0	0	0	0	0	0
Year ended December 31, 2009	0	0	0	1	0	1
Year ended December 31, 2008	0	0	0	1	0	1
	Net
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2010	0	0	0	0	0	0
Year ended December 31, 2009	0	0	0	1	0	1
Year ended December 31, 2008	0	0	0	0	0	0

The Company has no delivery commitments for oil or gas but is selling oil and gas to purchasers on request.

Industry and Economic Factors

In managing its business, Xtreme will face many factors inherent in the oil and gas industry. First and foremost is wide fluctuation of oil and gas prices. Historically, oil and gas markets have been cyclical and volatile, with future price movements difficult to predict. While revenues will be a function of both production and prices, wide swings in prices will have the greatest impact on results of operations.

Historically, the primary components of Xtreme revenues and cash flows were generated through sale of oil and gas and through the issuance of stock.  In addition, we sold working interests in Xtreme’s properties. Funds generated from such sales were used to acquire new properties and to fund re-completion and development work on properties owned. Xtreme plans to continue to sell working interests and seek joint venture and other strategic partner arrangements to develop its properties and fund purchases of new properties.

Operations in the oil and gas industry entail significant complexities. Xtreme will continue to focus on acquiring oil and gas properties with histories of production or a significant amount of exploratory history that can serve as the basis for evaluation. Even with the evaluation of persons with significant experience and technical background of substantial production records and geological information, it is not possible to determine conclusively the amount of hydrocarbons present, the cost of development, or the rate at which hydrocarbons may be produced.

The oil and gas industry is highly competitive. Xtreme will compete with major and diversified energy companies, independent oil and gas businesses, and individual operators. In addition, the industry as a whole competes with other businesses that supply energy to industrial and commercial end users.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Extensive Federal, state and local regulation of the industry significantly affects operations. In particular, oil and gas activities are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating, and abandoning oil and gas wells and related facilities. These regulations may become more demanding in the future.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and, with the exception of gas, all producers in a producing region will receive the same price. Purchasers or gatherers will typically purchase all crude oil offered for sale at posted field prices which are adjusted for quality difference from the “Benchmark”. Benchmark is the price of Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Oil pumped from wells is stored in tanks on site where the purchaser normally picks up the oil at the well site, but in some instances there may be deductions for transportation from the well head to the sales point. Xtreme handles payment disbursements to the working interest owners.

Gas is gathered through connections between our gas wells and the pipeline transmission system. In many cases the pipeline is owned by a gas company or a transmission company. Gas purchasers pay well operators 100 percent of the sale proceeds of gaseous hydrocarbons on or about the 25th of each month for the previous month’s sales. The operator is responsible for all distributions to the working interest and royalty owners. There is no standard price for gas and prices will fluctuate with the seasons and the general market conditions.

The Company had oil and gas sales to two unaffiliated purchasers, Plains Marketing and DCP Midstream, for the year ended December 31, 2010, which accounts for 100% of our oil and gas sales, excluding our sales of working interest to third parties.  We believe that there is a ready market for all oil and gas we produce, with pipelines in place where we would produce gas. Xtreme has no other relationship with any of these customers. This concentration is a matter of convenience for us rather than necessity, since these customers are active buyers in the areas where our wells are located and prices between potential customers vary little or not at all because prices are tied to the going market rate for the commodity. If Xtreme lost any customer, management believes Xtreme could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one of Xtreme’s major customers would have a material adverse effect on its business.

Xtreme recognizes revenue from the sale of crude oil when the customer picks-up the oil in our field and sales of gas when it reaches the customer’s point of purchase in the gas transmission system. The amount we recognize for each well is based on the percentage of our net revenue interest in the well, and the remainder is allocated to other persons holding a net revenue interest.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes, all of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we have. Consequently, they have greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Governmental Regulation

General

The production and sale of oil and gas is subject to regulation by state, federal, and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof on us cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulations because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that these regulations will have a significant negative impact on our operations with the acquired assets.

Transportation

There are no material permits or licenses required beyond those currently held by us or incident to our operations.

We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. Condensates are liquid hydrocarbons recovered at the surface that result from condensation due to reduced pressure or temperature of petroleum hydrocarbons existing initially in a gaseous phase in the reservoir. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates the construction of natural gas pipeline facilities, and the rates for transportation of these products in interstate commerce.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Regulation of Drilling and Production

Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•            the amounts and types of substances and materials that may be released into the environment,
•            the discharge and disposition of waste materials,
•            the reclamation and abandonment of wells and facility sites, and
•            the remediation of contaminated sites,

In order to comply with these statutes and regulations, we are required to obtain permits for drilling operations, drilling bonds, and reports concerning operations. Texas and Oklahoma laws contain provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells, and the regulation of the spacing, plugging, and abandonment of wells.

Environmental Regulations

Our operations are affected by the various state, local and federal environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Generally, environmental laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•	drilling,

•	development and production operations,

•	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

•	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

•
capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

•	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug, and abandon inactive well sites and pits.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on operations. However, we do not believe that changes to these regulations will have a significant negative effect on operations with the acquired assets.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

Employees

Xtreme presently has six full-time executive, operational, and clerical employees. In addition, we employ several contractors and consultants for engineering, geology, operations and business management. None of our employees is a member of a labor organization or is covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Other Property

The Company currently leases 3,181 square feet of office space in Plano, Texas. Our lease continues through November 30, 2013 at a cost of $22 per square foot / year increasing to $24 per square foot / year during the term of the lease.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this filing before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Risks related to our business

Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives, we may have to suspend business operations should capital or other resources, such as management or other personnel, cease to be available.

Our auditors’ report in our December 31, 2010, consolidated financial statements, expressed an opinion that the Company’s capital resources as of December 31, 2010 are not sufficient to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. There is the distinct possibility that we will no longer be a going concern and will cease operations.

ITEM 1A.	RISK FACTORS - continued

We depend heavily on our senior management and we may be unable to replace key executives if they leave

The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects.  Our operations and prospects depend in large part on the performance of our senior management team, particularly Willard G. McAndrew III, Chief Executive Officer. In addition, we may not be able to find qualified replacements for him if his services are no longer available.

Mr. McAndrew will continue to have substantial control over us and could delay or prevent a change in corporate control.

As of December 31, 2010, Mr. McAndrew owns all of our Nontransferable Preferred Stock, preferred stock having votes equal to 1.1 times the number of common shares outstanding. This Nontransferable Preferred Stock coupled with his beneficial ownership of 14,001,000 common shares gives him a total of 62,951,914 shares to vote or a voting percentage of 67.4%.   See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. As a result, Mr. McAndrew will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. McAndrew will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;
•	impeding a merger, consolidation, takeover or other business combination involving our company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our business plan, which could lead to a decline in reserves.

We are dependent on our ability to obtain financing to supplement our cash flow from operations. Historically, we have financed our business plan and operations primarily with issuances of common stock. We also require capital to continue operations and to fund our capital budget focused on the development of oil and gas properties. Production of oil and gas will require significant capital expenditures and successful drilling operations. Our cash requirements, mostly for corporate expenses, are approximately $80,000 per month or $960,000 per year, and our drilling activity is being funded from drilling programs. Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements. Although, we have contracted to acquire additional properties,  we lack the the cash requirements necessary to complete the acquisition and develop them.  See Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations – For the Years Ended December 31, 2010 compared to 2009 – Liquidity and Capital Resources. We will be required to meet our needs from our internally generated cash flows, debt financings and equity financings.

If our revenues decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may, from time to time, need to seek additional financing. Even if additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our projects, which in turn could lead to a possible loss of properties and a decline in any oil and gas we may recover.

ITEM 1A.	RISK FACTORS - continued

Drilling, exploring for, and producing gas and oil are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Drilling and exploration are the main methods we use to replace our hydrocarbons. However, drilling and exploration operations may not result in any increases in hydrocarbons for various reasons. Exploration activities involve numerous risks, including the risk that no commercially productive gas or oil reservoirs will be discovered. In addition, the future cost and timing of drilling, completing and producing wells is often uncertain. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	lack of acceptable prospective acreage;
•	inadequate capital resources;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	adverse weather conditions, including tornados;
•	unavailability or high cost of drilling rigs, equipment or labor;
•	reductions in gas and oil prices;
•	limitations in the market for gas and oil;
•	surface access restrictions;
•	title problems;
•	compliance with governmental regulations; and
•	mechanical difficulties.

Our decisions to purchase, explore, develop and exploit prospects or properties depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often uncertain. Even when used and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or producible economically. In addition, the use of 3-D seismic and other advanced technologies require greater predrilling expenditures than traditional drilling strategies.

In addition, higher gas and oil prices generally increase the demand for drilling rigs, equipment and crews and can lead to shortages of, and increasing costs for, such drilling equipment, services and personnel. Such shortages could restrict our ability to drill the wells and conduct the operations that we currently have planned. Any delay in the drilling of new wells or significant increase in drilling costs could adversely affect our ability to increase our production and reduce our revenues.

We may not discover commercial quantities of oil and gas reserves, which will impact our ability to meet our business goals.

Our ability to locate reserves is dependent upon a number of factors, including our participation in multiple exploration projects and our technological capability to locate oil and gas in commercial quantities. We cannot predict that we will have the opportunity to participate in projects that economically produce commercial quantities of oil and gas in amounts necessary to create a positive cash flow for the Company or that the projects in which we elect to participate will be successful. Our planned projects may not result in significant reserves or we may not have future success in drilling productive wells at economical reserve replacement costs.

ITEM 1A.	RISK FACTORS - continued

Oil and gas prices are volatile and an extended decline in prices can significantly affect our financial results, impede our growth and hurt our business prospects.

            Our future profitability and rate of growth and the anticipated carrying value of our oil and gas properties could be affected by the then prevailing market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. Any substantial or extended decline in the price of oil or gas could:

•	have a material adverse effect on our results of operations,
•	limit our ability to attract capital,
•	make the formations we are targeting significantly less economically attractive,
•	reduce our cash flow and borrowing capacity, and
•	reduce the value and the amount of any future reserves.

Various factors beyond our control will affect prices of oil and gas, including:

•	worldwide and domestic supplies of oil and gas,
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

Our exploration and development activities are subject to reservoir and operational risks which may lead to increased costs and decreased production.

The marketability of our oil and gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Even when oil and gas is found in what is believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased costs and decreased production. These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or flawed drilling operations. Operational risks include hazards such as fires, explosions, craterings, blowouts uncontrollable flows of oil, gas or well fluids, pollution, releases of toxic gas and encountering formations with abnormal pressures. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial condition and results of operations.

We face risks related to title to the leases we enter into that may result in additional costs and affect our operating results.

It is customary in the oil and gas industry to acquire a leasehold interest in a property based upon a preliminary title investigation. If the title to the leases acquired is defective, we could lose the money already spent on acquisition and development, or incur substantial costs to cure the title defect, including any necessary litigation. If a title defect cannot be cured, we will not have the right to participate in the development of or production from the leased properties. In addition, it is possible that the terms of our oil and gas leases may be interpreted differently depending on the state in which the property is located. For instance, royalty calculations can be substantially different from state to state, depending on each state’s interpretation of lease language concerning the costs of production. We cannot guarantee that there will be no litigation concerning the proper interpretation of the terms of our leases. Adverse decisions in any litigation of this kind could result in material costs or the loss of one or more leases.

ITEM 1A.	RISK FACTORS - continued

Currently, all of our properties are located in Texas, Oklahoma and Kansas  and our leases are primarily attributable to fields in those areas, making us vulnerable to risks associated with having our production concentrated in a small area.

The vast majority of our producing properties are geographically concentrated in Texas, Oklahoma and Kansas, and our leases are primarily attributable to the fields in that area. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailments of production, natural disasters, interruption of transportation of gas produced from the wells in these basins or other events that impact these areas.

Identified drilling locations that we decide to drill may not yield gas or oil in commercially viable quantities and are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Our drilling locations are in various stages of evaluation, ranging from locations that are ready to be drilled to locations that will require substantial additional evaluation and interpretation. There is no way to predict in advance of drilling and testing whether any particular drilling location will yield gas or oil in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively before drilling whether gas or oil will be present or, if present, whether gas or oil will be present in commercial quantities. The analysis that we perform may not be useful in predicting the characteristics and potential reserves associated with our drilling locations. As a result, we may not find commercially viable quantities of gas and oil.

Our drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of factors, including gas and oil prices, costs, the availability of capital, seasonal conditions, regulatory approvals and drilling results. Because of these uncertainties, we do not know when the unproved drilling locations we have identified will be drilled or if they will ever be drilled or if we will be able to produce gas or oil from these or any proved drilling locations. As such, our actual drilling activities may be materially different from those presently identified, which could adversely affect our business, results of operations or financial condition.

Unless we replace our gas and oil reserves, our reserves and production will decline.

Our future gas and oil production depends on our success in finding or acquiring additional reserves. If we fail to replace reserves through drilling or acquisitions, our level of production and cash flows will be affected adversely. In general, production from gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. The oil and gas on our leases will decline as our wells produce unless we conduct other successful exploration and development activities or acquire properties containing oil and gas, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of gas and oil would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring reserves.

Our actual production, revenues and expenditures related to our oil and gas prospects are likely to differ from our estimates of hydrocarbons. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve reports. These differences may be material.

ITEM 1A.	RISK FACTORS - continued

We estimate the amount of hydrocarbons available in our prospects. Petroleum engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. Estimates of economically recoverable gas and oil reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future gas and oil prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all estimates of recoverable oil and gas are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of gas and oil that are ultimately recovered;
•	the production and operating costs incurred;
•	the amount and timing of future development expenditures; and
•	future gas and oil prices.

 Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves.

Furthermore, different engineers may make different estimates of recoverable oil and gas and cash flows based on the same available data. Our actual production, revenues and expenditures will likely be different from estimates and the differences may be material. Actual future net cash flows also will be affected by factors such as:

•	the amount and timing of actual production;
•	supply and demand for gas and oil;
•	increases or decreases in consumption; and
•	changes in governmental regulations or taxation.

You should not assume that the present value of future net revenues from our potential recoverable oil and gas is the current market value of our estimated gas and oil reserves. All of our reserves are undeveloped.

 The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical, and from time to time there is a shortage of drilling rigs, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in the areas where we operate, we could be materially and adversely affected.

ITEM 1A.	RISK FACTORS - continued

Competition in the oil and gas industry is intense, and many of our competitors have resources that are greater than ours.

We operate in a highly competitive environment for acquiring prospects and productive properties, marketing gas and oil and securing equipment and trained personnel. Many of our competitors are major and large independent oil and gas companies that possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional prospects and discover reserves in the future will depend on our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

We depend on our management team and other key personnel. Accordingly, the loss of any of these individuals could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team and other key personnel. The loss of the services of one or more members of our senior management team or of our other employees with critical skills needed to operate our business could have a negative effect on our business, financial condition, results of operations and future growth. If any of our officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. Our ability to manage our growth, if any, will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We are subject to complex governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, gas and oil, and operating safety, and protection of the environment, including those relating to air emissions, wastewater discharges, land use, storage and disposal of wastes and remediation of contaminated soil and groundwater. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may encounter reductions in reserves or be required to make large and unanticipated capital expenditures to comply with governmental laws and regulations, such as:

•	price control;
•	taxation;
•	lease permit restrictions;
•	drilling bonds and other financial responsibility requirements, such as plug and abandonment bonds;
•	spacing of wells;
•	unitization and pooling of properties;
•	safety precautions; and
•	permitting requirements.

Under these laws and regulations, we could be liable for:

•	personal injuries;
•	property and natural resource damages;
•	well reclamation costs, soil and groundwater remediation costs; and
•	governmental sanctions, such as fines and penalties.

         Our operations could be significantly delayed or curtailed, and our cost of operations could significantly increase as a result of environmental safety and other regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be unable to obtain all necessary licenses, permits, approvals and certificates for proposed projects. Intricate and changing environmental and other regulatory requirements may require substantial expenditures to obtain and maintain permits. If a project is unable to function as planned, for example, due to costly or changing requirements or local opposition, it may create expensive delays, extended periods of non-operation or significant loss of value in a project.

 Technological changes could put us at a competitive disadvantage.

            The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost. If other oil and gas exploration and development companies implement new technologies before we do, those companies may be able to provide enhanced capabilities and superior quality compared with what we are able to provide. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If we are unable to utilize the most advanced commercially available technologies, our business could be materially and adversely affected.

Our oil and gas business depends on transportation facilities owned by others.

            The marketability of our potential oil and gas production depends in part on the availability, proximity and capacity of pipeline systems owned or operated by third parties. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

ITEM 1A.	RISK FACTORS - continued

Attempts to grow our business could have an adverse effect on our ability to manage our growth effectively.

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale. Although this rapid growth may not occur, to the extent that it does occur, it will place a significant strain on our financial, technical, operational and administrative resources. As we increase our services and enlarge the number of projects we are evaluating or in which we are participating, there will be additional demands on our financial, technical and administrative resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations.

Our results are subject to quarterly and seasonal fluctuations.

Our quarterly operating results have fluctuated in the past and could be negatively impacted in the future as a result of a number of factors, including:

•	seasonal variations in gas and oil prices;
•	variations in levels of production; and
•	the completion of exploration and production projects.

Market conditions or transportation impediments may hinder our access to gas and oil markets or delay our production.

Market conditions, the unavailability of satisfactory gas and oil processing and transportation may hinder our access to gas and oil markets or delay our production. The availability of a ready market for our gas and oil production depends on a number of factors, including the demand for and supply of gas and oil and the proximity of reserves to pipelines or trucking and terminal facilities. In addition, the amount of gas and oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage to the gathering or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases we are provided with limited, if any, notice as to when these circumstances will arise and their duration. As a result, we may not be able to sell, or may have to transport by more expensive means, the gas and oil production from wells or we may be required to shut in gas wells or delay initial production until the necessary gathering and transportation systems are available. Any significant curtailment in gathering system or pipeline capacity, or significant delay in construction of necessary gathering and transportation facilities, could adversely affect our business, financial condition or results of operations.

Environmental liabilities may expose us to significant costs and liabilities.

There is inherent risk of incurring significant environmental costs and liabilities in our gas and oil operations due to the handling of petroleum hydrocarbons and generated wastes, the occurrence of air emissions and water discharges from work-related activities and the legacy of pollution from historical industry operations and waste disposal practices. We may incur joint and several or strict liability under these environmental laws and regulations in connection with spills, leaks or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, many of which have been used for exploration, production or development activities for many years, oftentimes by third parties not under our control. Private parties, including the owners of properties upon which we conduct drilling and production activities as well as facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our production or our operations or financial position. We may not be able to recover some or any of these costs from insurance.

Our growth strategy could fail or present unanticipated problems for our business in the future, which could adversely affect our ability to make acquisitions or realize anticipated benefits of those acquisitions.

Our growth strategy may include acquiring oil and gas businesses and properties. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully.

ITEM 1A.	RISK FACTORS - continued

Furthermore, acquisitions involve a number of risks and challenges, including:

•	diversion of management’s attention;
•	the need to integrate acquired operations;
•	potential loss of key employees of the acquired companies;
•	potential lack of operating experience in a geographic market of the acquired business; and
•	an increase in our expenses and working capital requirements.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from the acquired businesses or realize other anticipated benefits of those acquisitions.

Severe weather could have a material adverse impact on our business.

Our business could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	curtailment of services;
•	weather-related damage to drilling rigs, resulting in suspension of operations;
•	weather-related damage to our facilities;
•	inability to deliver materials to jobsites in accordance with contract schedules; and
•	loss of productivity.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur or escalate, the resulting political instability and societal disruption could reduce overall demand for gas and oil, potentially putting downward pressure on demand for our services and causing a reduction in our revenue. Gas and oil related facilities could be direct targets for terrorist attacks, and our operations could be adversely impacted if significant infrastructure or facilities we use for the production, transportation or marketing of our gas and oil production are destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become difficult to obtain, if available at all.

Risks related to the market for our Common Stock

There has been no significant public market for our common stock, and our stock price may fluctuate significantly.

There is currently no significant public market for our common stock, and an active trading market may not develop or be sustained. The market price of our common stock could fluctuate significantly as a result of:

•	our operating and financial performance and prospects;
•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•	changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;
•	liquidity and registering our common stock for public resale;
•	actual or unanticipated variations in our reserve estimates and quarterly operating results;
•	changes in gas and oil prices;
•	speculation in the press or investment community;
•	sales of our common stock by our stockholders;
•	increases in our cost of capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by our stockholders;
•	general market and economic conditions, including the occurrence of events or trends affecting the price of gas; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

If a trading market develops for our common stock, stock markets in general experience volatility that often is unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to expand our business.

Certain stockholders’ shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly.

As of March 23, 2011, we had outstanding  44,990,497 shares of common stock.  Sales of a substantial number of shares of our common stock in the public markets following this filing by any of our existing stockholders (or persons to whom our existing stockholders may distribute shares of our common stock), or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

ITEM 1A.	RISK FACTORS - continued

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 200 million shares of common stock and 50 million shares of preferred stock with preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future public offerings or private placements of our securities for capital raising purposes, or for other business purposes.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

As a small company, we do not expect significant visibility or interest in us by the financial markets in the near term. The trading market for our common stock may rely in part on the research and reports that equity research analysts publish about us and our business. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

The availability of shares for sale in the future could reduce the market price of our common stock.

In the future, we may issue securities to raise cash for acquisitions or operations. We may also acquire interests in outside companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

The limited public trading market may cause volatility in our stock price.

The quotation of our common stock on the Pink Sheets or OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us.  Our common stock is thus subject to this volatility.  Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

Our failure to file reports in a timely manner required under the Securities Exchange Act of 1934 may result in a change of where our stock is traded resulting in less liquidity in the market for our stock and greater volatility in our stock price.

Although our stock is currently traded in the pink sheets and OTC Bulletin Board, we plan to arrange for our shares to be traded on the NASDAQ markets.  In the past, we have failed to file quarterly reports on Form 10-Q in a timely manner. Should we be quoted or traded other than in the Pink Sheets, it is possible that if late filings occur in the future, trading in our stock would revert back to the Pink Sheets with a possible decrease in liquidity and increase in volatility of our stock price.

Further, the failure to make timely filings would decrease the information about us available to the public during such delinquencies with a similar decrease in liquidity and increase in volatility.

ITEM 1A.	RISK FACTORS - continued

Our common stock can become subject to penny stock regulation.

As a penny stock, our common stock may become subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the NASDAQ Stock Market or another recognized stock exchange and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC Rule 3(a)(51) definition of a penny stock and have our common stock considered to be a “penny stock,” with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will not be considered a “penny stock” if our net tangible assets exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM2.	PROPERTIES

A description of properties is included in Item 1 Business and Properties.

ITEM 3.	LEGAL PROCEEDINGS

On December 1, 2009 we began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerrman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000 based on our contracted ownership percentage.  The suit also demands an accounting discovery for all items in dispute. On December 31, 2009, Deerrman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred. We are currently in the discovery phases of this action.

On April 20, 2010 Mr. Bruce Scambler began legal proceedings in Logan County District Court in Oklahoma against us alleging breach of contract and demanding payment for lost revenue and missing equipment in excess of $75,000 based on a settlement agreement entered into on December 10, 2009.  We filed a dismissal in the same court and on October 8, 2010 the case was dismissed. On March 8, 2011 we settled all issues with Mr. Scambler and his related entities and all suits between the parties have been dropped.

            On March 30, 2010 each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We dispute the amounts due based on contracted terms between us.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary. Native American’s motion for Summary Judgment was dismissed on September 14, 2010. On October 19 we settled the claims with Pan American Drilling services.

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000 based on their negligence that resulted in damaging the wellbore.  Genie filed a counterclaim for $53,110.50 for their services rendered after causing the damage. Genie recently admitted their liability to the court and we are currently in settlement discussions with them.  Depositions are being taken in January 2011. We expect a settlement in 2011.

Neither Xtreme nor any of its officers, directors or holders of five percent or more of its common stock is a party to any additional material pending legal proceedings and to the best of our knowledge, no additional such proceedings by or against Xtreme or its officers, or directors or holders of five percent or more of its common stock have been threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

 Not Applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Xtreme’s common stock trades in the pink sheets and OTC Bulletin Board market and quotations for the common stock under the symbol “XTOG”. The following table sets forth, for the respective periods indicated, the prices of Xtreme’s common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	Low Bid ($)	High Bid ($)

March 31, 2009	.90	.90
June 30, 2009	1.25	1.25
September 30, 2009	1.25	1.25
December 31, 2009	1.25	1.25

March 31, 2010	1.50	1.50
June 30, 2010	1.55	1.55
September 30, 2010	1.52	1.52
December 31, 2010	2.05	2.05

On March 23, 2011 there were 225 holders of record of our common stock listed by our transfer agent.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose.

Equity Compensation Plans

The Company has no equity compensation plans.  See Item 11. Executive Compensation

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 included in Item 8 of this Annual Report on Form 10-K.

Cautionary Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the word expects, believes, anticipates, could, may, will, should, plan, predicts, projections, continue and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including among others, the risk factors described in Item 1A of this report. These forward-looking statements speak only as of the date of this release. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of December 31, 2010 we own working interests in 1,832 acres of oil and gas leases in Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme is pursuing an ongoing reworking and drilling program to increase production from its properties.

Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs. In 2008 we derived a small amount of revenue from contract drilling on one project, the Oil Creek, but have no plans to engage in contract drilling in the future.

Results of Operations

For the Years Ended December 31, 2010 compared to 2009

Revenues

            For the year ended December 31, 2010, revenues were $89,835 compared to revenue of $2,050,312 for year ending 2009. In 2010 the Lionheart property in Oklahoma sustained significant damage caused by the negligence of third party contractors halting our ability to produce oil or gas and generate significant revenues from this property. All of our revenues for 2010 came from sales of oil on our West Texas properties.

Net oil sales were $89,835 and $196,249 for 2010 and 2009, respectively, most of which came from the West Thrifty and Quita properties. Revenue from oil sales was mildly affected by the fluctuations in oil prices during 2010.  Reduced production from field problems has been largely corrected by year’s end and we have begun to see increases in production to 10 barrels of oil per day on the West Thrifty.  Field problems on the Quita property have been identified and repairs will commence during 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Expenses

Oil production expenses totaled $241,896 and $261,540 for the years ended December 31, 2010 and 2009, respectively.   Loss on disposal of properties totaled $486,909 for the year ended December 31, 2010 and was directly related to our attempts to repair the damage to the Lionheart property. We continued to operate the West Thrifty and Quita properties and invest in correcting field problems to properly maintain and improve our production efficiency. Production costs exceeded revenues because of higher costs of maintenance and repairs.

General and administrative expenses totaled $6,443,746 for the year ended December 31, 2010, an increase of approximately $2,609,000 from $3,834,771 for the year ended December 31, 2009. These general and administrative expenses in both years are largely driven by our issuance of common stock for consulting services and for employees.  We recorded  stock compensation expense of approximately $5,300,000 in 2010.

Other Income

During 2010 we recorded other income of $4,455 which included interest earned.

Liquidity and Capital Resources

Cash flows used in operations was $633,882 for the year ending December 31, 2010. As of December 31, 2010, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise funds through the private placement of equity securities to assure we have the necessary liquidity for 2011.

Our cash requirements, mostly for corporate expenses, are approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs. Drilling programs generated $1,838,725 in 2010 from the sale of working interest in a project on the West Thrifty Unit and the Saltwater Disposal project. Drilling and completion work on the West Thrifty Unit and the Saltwater Disposal projects is currently underway and we anticipate the cash generated from the sale of these drilling programs is sufficient to complete each of these projects. The sale of common stock of $1,039,748 in 2010 were sufficient to meet all of our cash needs.  Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements. In addition, we have not yet contracted to acquire additional properties, and we are unable to determine the consideration required for their purchase, the cash requirements necessary to develop them, or the revenues from them if drilling is successful. Over the next 12 months we will require $960,000 to be raised in equity offerings to fund our operations.

To continue with our business plan including the funding of operations, we will require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by selling interest in prospects to investors through drilling programs and through future offerings of equities.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Our West Thrifty Unit, including the Quita field, were acquired with the issuance of stock, the value of the stock comprising most of the value of our oil and gas properties. Some of our other properties, the Oil Creek, Lionheart and Saltwater disposal properties, have been acquired for a relatively modest amount of cash, Some properties that we disposed of, the Winston, Horsethief and Cookie, were purchased with a combination of cash and common stock. The rights to the Smoky Hill property were acquired with cash and common stock and we anticipate acquiring back the common stock after we complete new financing. We anticipate that in the future we will continue to acquire properties principally with cash and stock.

Net Loss

For the year ending December 31, 2010, we had net losses before tax of $7,079,703 compared with net losses of $3,867,419 for 2009. These losses were primarily due to stock based compensation charges we incurred upon issuing warrants to purchase common stock and issuances of common stock for services.  Stock compensation for employees totaled $979,167 for 2009 and $4,570,833 for 2010.  We would have incurred significantly smaller losses without these charges and expect to be profitable if production increases.

For the year ending December 31, 2010 our losses per share on a fully diluted basis was $0.17 compared to losses of $0.17 per share on a fully diluted basis for the year ending December 31, 2009.

Changes in Controls over Financial Reporting

During the year ended December 31, 2010, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, continued with our implementation of processes and systems pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of 2010 our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported accurately.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

This summary of significant accounting policies of Xtreme Oil & Gas, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” described below are certain of these policies that are likely to be of particular importance to the portrayal of Xtreme’s financial position and results of operations and require the application of significant judgment by management. Xtreme will analyze estimates, including those related to oil and gas revenues, reserves and properties, as well as goodwill and contingencies, and base its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. You should expect the following critical accounting policies will affect management’s more significant judgments and estimates used in the preparation of Xtreme’s financial statements.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its’ wholly owned subsidiary. The Company’s subsidiary is Xtreme Operating Company, LLC. (Formerly I.R.A. Oil and Gas, LLC (“IRA”). All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

Significant estimates with regard to these financial statements include the estimate of (See Note 17), asset retirement obligations, income taxes and contingency obligations including legal and environmental risks and exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Excluded from cash and cash equivalents is $75,322 of restricted cash (deposits) for our operator’s bonds.

Receivables

Receivables from services are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in receivables.

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account. The allowance for doubtful accounts was $173,842 as of December 31, 2010 and 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Investments

Investments in partnerships and limited liability companies (LLC) that maintain specific ownership accounts for each investor and where the Company holds an interest of five percent or greater, but does not have control of the partnership or LLC, are accounted for using the equity method of accounting.

Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had $0 of non-producing properties as of December 31, 2010 and 2009.

Capitalized amounts attributable to oil and natural gas properties are depleted by the unit-of-production method. Depletion expense for oil and natural gas producing property was $7,962 and $20,259 for the periods ended December 31, 2010 and 2009, respectively.

Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360-10-15, Accounting for Impairment or Disposal of Long-Lived Assets. If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows. See Note 5 for additional information regarding the oil and gas properties.

Joint Interest Billings Receivable and Oil and Natural Gas Revenue Payable

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates. The receivable is recognized when the cost is incurred.

Oil and natural gas revenues payable represents amounts due to joint interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

The Company had $27,921 net joint interest billing receivable as of December 31, 2010 and $1,231 for 2009.

Other Property

Other assets classified as property and equipment consists primarily of office furniture and equipment, which are carried at historical cost. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to seven years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $8,960 and $8,897 for the periods ended December 31, 2010 and 2009, respectively.

Environmental Costs

The Company is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and natural gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability, which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. The Company recorded a liability of $300,000 as of December 31, 2010 and 2009.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Accounting for the Impairment of Long-Lived Assets (Non Oil and Gas Properties)

The Company accounts for the impairment of long-lived assets in accordance with ASC 360-10-15, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value, for non oil and gas properties.

The Company determined that there was no impairment of long-lived (non oil and gas property) assets for the years ended December 31, 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisitions. Under ASC 350-20, Goodwill and Other Intangible Assets, the Company is required to annually assess the carrying value of goodwill to determine if impairment in value has occurred.

The Company determined that its goodwill was impaired and recorded an impairment charge of $200,000 from the sale of Small Cap Strategies for the year ended December 31, 2010.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company adopted ASC 740, Income Taxes” on January 1, 2007, which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements.  ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying ASC 740.  The adoption of ASC 740 therefore had no impact on the Company’s consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-10, which states that revenues are generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

Revenues from sales of crude oil and natural gas products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the purchaser. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

The Company recognizes gains or losses from the sales of its interests in oil and natural gas properties as title passes to the buyer. These amounts are recognized as income from asset sales, net.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, trade receivables and other receivables for which the carrying amounts approximate fair value. At certain times, our demand deposits held in banks exceeded the federally insured limit. The Company has not experienced any losses related to these deposits.

Segments

The Company operates in only one business segment, namely the drilling and development of oil and gas properties.

Fair Value of Financial Instruments

The Fair Value Measurements and Disclosures Topic of the FASB Codification utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

 Level 1:                          Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2:               Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3:               Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments (Level 1). For cash, receivables, accounts payable, accrued liabilities, notes payable, we believe that recorded amounts approximate fair value due to the relatively short maturity period.

We do not have any financial instruments for which estimates of fair value disclosures utilize Level 2 or 3 inputs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

Earnings Per Share

The Company is required to provide basic and dilutive earnings per common share information.

The basic net income per common share is computed by dividing the net earnings applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the periods ended December 31, 2010 and 2009, there were no securities that would have had a dilutive effect.

Recent Accounting Pronouncements

Effective January 2010, the Company adopted the applicable provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Accordingly, we will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011. There was no impact on our financial position, results of operations or cash flows as a result of the adoption of this standard.

Effective April 2010, the Company adopted the provisions of FASB ASU No. 2010-14, “Accounting for Extractive Activities – Oil & Gas,” which amends ASC 932-10-S99-1 to provide definitions of some of the terms used in the standard. There was no impact on our financial position, results of operations or cash flows as a result of the adoption of this standard.

Quantitative and Qualitative Disclosure About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates, and commodity prices.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Currently the Company is not involved in any hedge contracts or foreign contracts and therefore has no exposure to such risks. All long-term debt is subject to a fixed rate and as such is not subject to fluctuations in the market rate.

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $68.26 per barrel to a high of $82.02 per barrel during 2010 and $33.07 to $67.43 in 2009. Gas prices during 2010 ranged from a low of $3.34 per mcf to a high of $5.14 per mcf and $1.61 to $2.65 in 2009. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries and report of independent registered public accounting firm listed in Item 15 of this Form 10-K are filed as a part of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Xtreme Oil & Gas, Inc. (the “Company”), including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Evaluation of Disclosure Controls and Procedures

During the year ended December 31, 2010, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, continued with our implementation of processes and systems pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported accurately.

Management’s Report on Internal Control over Financial Reporting

The principal change in our internal control over financial reporting, was implemented by our Chief Executive Officer and our Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting relates to the transition to our new accounting software and the more rigorous documentation relating to entries therein as well as the limitation of access to those entitled to making entries into such software during 2010.  We completed the transition to new software in 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions with Xtreme for each of the directors and officers as of December 31, 2010.

Name	Age	Position	Since
Willard G. McAndrew	56	Chairman of the Board, Chief Executive Officer, and President	Dec 2006

Nicholas P. DeVito	48	Chief Operating Officer	Dec 2009

Roger Wurtele	64	Chief Financial Officer	Feb 2010

Phyllis Wingate	50	Secretary	Dec 2006

None of the directors or officers holds a directorship in any other publicly held company. All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The following is information on the business experience of each director and officer.

Willard G. McAndrew III, 56, Chairman, Chief Executive Officer and President - Mr. McAndrew has thirty eight years’ experience in the energy industry from field operations to refining. Since December 2006 Mr. McAndrew has served as the Chairman, CEO and President of Xtreme Oil & Gas. From 2001 through May 2006 he served as the CEO, President and Director of Energy & Engine Technology, Inc.  Mr. McAndrew was seeking properties to start a new company from May 2006 through November 2006.  Energy & Engine Technology, Inc. filed for bankruptcy protection in December 2006. He began his career in 1969, gaining experience working for Hercules Drilling Company as a roustabout in South Louisiana.  Mr. McAndrew attended Louisiana State University and then spent two years in the United States Marine Corps.  Later, he joined Exxon Corporation Refinery’s Distillation and Specialties division in Baton Rouge, Louisiana, becoming the fourth generation in his family to work for Exxon.   Mr. McAndrew has served as President and owner of several small companies that were involved in all phases of the oil and gas business from drilling, reworking, completion, leases etc. He has been a consultant since 1990 to companies and is responsible for the structure, formation and marketing of partnerships and energy financing.  Mr. McAndrew has held the following security licenses:  24, 27, 7, and 63.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Mr. McAndrew’s founding of the Company qualifies him as a Director of the Company.  His many years of experience in the oil and gas industry led to that founding and support his continuing, necessary leadership on the Board of Directors

Nicholas P. DeVito, 48, Chief Operating Officer– Mr. DeVito has 26 years of experience in engineering and operations in a variety of industries including telecommunications, alternative energy, manufacturing and health and fitness. From August 2001 through December 2003, Mr. DeVito has served VP of Business Development and as CEO of several subsidiaries in Tellium, a telecommunications equipment manufacturing company.  From January 2004 through December 2006 he consulted to Rexplex, a private health and fitness company and NEMA, a private consumer products company and was engaged to improve operations and grow sales.   From January 2007 through December 2008 he served as the Chief Operating Officer of Raven Biofuels, an alternative energy development company that sought to create biofuels from waste agricultural products.  From January 2009 through November 2009 he served as a part-time consultant to Xtreme Oil & Gas.  He has served as our Chief Operating Officer since December 2009. He has a BSEE and MSEE from Columbia University and an MBA in Management from New York University.

Roger N. Wurtele, 64, Chief Financial Officer - On February 23, 2010 Mr. Wurtele joined us as our Chief Financial Officer.  Mr. Wurtele is a versatile, experienced finance executive that has served as the CFO for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management. From September, 2001 – May, 2006   he was the CFO of Energy & Engine Technology, Inc., a product development company whose major product was an auxiliary power generator designed for long haul trucks to avoid costs of engine idling. From June, 2006 – October, 2007   he was President of Controllership Services Inc. (100% Owned) providing various financial assistance to a series of clients.  From November, 2007 – January, 2010   Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects. Prior to these positions, Mr. Wurtele was the CFO of an energy company that operated approximately 900 oil wells, located in three states, and employed fifty-five employees. Mr. Wurtele graduated from the University of Nebraska and has been a CPA for 40 years.

Phyllis Wingate, 50, Corporate Secretary - Beginning in 1988, Ms. Wingate has worked with all aspects of accounting for the oil and gas business from JIB to revenue distributions.  Since December 2006, she has served as Xtreme’s Corporate Secretary. From 2001 until May 2006, Ms. Wingate served as office manager for Energy & Engine Technology, Inc. She has also worked with division orders, leases and filing the Railroad Commission reports.

Messrs.’. Shockey, Allen, and Fields have each agreed to become directors upon acquiring Director’s and Officer’s Insurance.

Mr. E. L. Shockey, age 72, Future Director, Mr. Shockey served in the Navy where he was involved in software development and, following his service, became involved in the software and telephony industries at GE, RCA, Raytheon, and Northern Telecom. He founded Computerware in 1978 and successfully developed and marketed a telephone company management system for shared tenant services. Computerware was bought by a venture capital fund in 1986. Mr. Shockey then founded Telecommunications Support Systems (TSS) to dispatch substitute teachers for schools. Its customers included 600 of the largest school districts in the U.S. and Canada. TSS was sold in 2000 and currently operates as eSchools Solutions, Inc. Since his retirement in 2000, he has continued to invest as an angel investor including one investment in a company he mentored from 2004 to 2007. Mr. Shockey has been retired since 2000.

We believe Mr. Shockey’s involvement in the Company and his extensive experience in venture capital investments qualify him as a Director of the Company.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Rear Admiral Ed Allen, age 63, Future Director, Admiral Allen retired after 30 years of service from the United States Navy on June 1, 1997, and joined Oracle Corporation, serving as Vice President of Business Development until 2007. He thereupon became an executive coach and business consultant serving in the School of Management at the University of Texas at Dallas in its Executive Management and Coaching program. Achieving the rank of US Navy Rear Admiral, he led six operational commands before serving on the Joint Chiefs of Staff. The Admiral earned a Master’s Degree in International Relations, graduated from the National War College and completed Graduate Business studies in Information Technology. He was awarded the United States Navy League John Paul Jones Award for Inspirational Leadership and the Tailhooker of the Year Award. As a Vice President-Business Development for the Oracle Corporation, Ed focused on e-Business solutions for Department of Defense Agencies and was responsible for Oracle’s Leadership and Executive Coaching initiative. He also serves as Vice Chairman of the Board and Regional Director for Cherry Financial Partners, Inc.

Admiral Allen’s extensive managerial responsibilities and his continuing involvement in leadership and executive coaching qualify him as a Director of the Company.

Robert B. Fields, age 73, Future Director Since 1979, Mr. Fields, age 72, has served as the President of Tradestar Ltd., his wholly owned consulting firm that specializes in asset appreciation. From 1997 to 1998, Mr. Fields served as Vice Chairman and, from 1997 to 1999, as a director of Laidlaw Ship Funding Ltd., and from 1999 to 2002, Mr. Fields was an advisor to Laidlaw Global Corp., an AMEX-listed securities firm. Since 2006, Mr. Fields has served as the managing member of PetroFields LLC, his personal oil and gas investment venture based in New York. He has served on the board of directors of several public companies. On August 3, 2010 he was appointed to serve on the board of directors of Sun River Energy, Inc. (OTCBB:SNRV); from July 27, 2006 to August 6, 2008, Mr. Fields served on the Board of Directors of Dorado Exploration Inc.; since February 15, 2001, Mr. Fields has served as the Chairman of ActForex, Inc., a New York fully hosted management service provider of proprietary software for currency trading; from April 2008 until June 8, 2010, Mr. Fields served on the board of Sky People Fruit Juice (NASDAQ:SPU); since February 8, 2010, he has served as a director of China Green Agriculture (NYSE:CGA) and serves as Chairman of its Compensation Committee and member of its Audit Committee; from June 2005 until May 31, 2006, Mr. Fields served on the Board of Directors and as Chairman of the Audit Committee of Genoil Inc. (OTCBB:GNOLF); since June 2000, he has served on the Board of Directors of Statmon Technologies, Inc. (OTCBB:STCA) and serves as Chairman of its Audit Committee; from 1995 to 1998, he was a director of Hospital Staffing Services, Inc. (NYSE:HSS). Mr. Fields recently served as the President of the Friars National Association Foundation, Inc., a philanthropy of the arts based in New York, and since 1998 Mr. Fields has held various officer positions with the organization and is now a Trustee.

Mr. Fields experience as a Director of and investor in several public enterprises, including smaller public entities, qualifies him as a Director of the Company.

Code of Ethics: Because of the small number of existing directors and officer, a total of four individuals, the company has not adopted a Code of Ethics.

Audit Committee: The company does not have a formal procedure by which stockholders may recommend nominees to its Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Xtreme for the years ended December 31, 2008, 2009 and December 31, 2010 of those persons who were executive officers of Xtreme for the year ended December 31, 2010, or who receive annual salary and bonuses exceeding $100,000.

ITEM 11.	EXECUTIVE COMPENSATION - continued

			Annual Compensation
		Salary Paid (3)	Stock (1)(2)	Option (1)(2)
Name and Principal Position	Year	Salary ($)	Awards($)	Awards($)	Total
Willard G. McAndrew	2010	$135,000	$1,000,000	$-	$1,135,000
Chairman, President and	2009	167,000	12,000,000	-	12,167,000
Chief Executive Officer	2008	249,800	-	4,954,480	5,204,280

Nicholas DeVito	2010	117,500	1,000,000	-	1,117,500
Chief Operating Officer	2009	-	2,000,000	-	2,000,000
	2008	-	-	-	-

Roger Wurtele	2010	119,800	351,300	-	419,800
Chief Financial Officer	2009	-	-	-	-
	2008	-	-	-	-

Phyllis Wingate	2010	66,000	200,000	-	272,000
Corporate Secretary	2009	66,300	1,700,000	-	1,766,300
	2008	72,000	-	1,127,791	1,199,791

(1)	See Employment Agreements and Owners and Management - Revisions to Options and Preferred Stock
(2)	With respect to valuation; See Note 11 – Non-Cash Items and Note 12 – Warrants in the Notes to the Financial Statements
(3)	We accrued approximately $150,000 of salaries owed to Mr. McAndrew, Mr. DeVito and Ms. Wingate

            In December 2009, Mr. McAndrew cancelled warrants for 14,500,000 shares and associated preferred stock in exchange for 12,000,000 shares of common stock.  As part of this restructuring, Mr. McAndrew was issued 1,000 shares of Nontransferable Preferred Stock.  These 1,000 shares represent all of the shares of Nontransferable Preferred Stock authorized.  The holders of the Nontransferable Preferred Stock have votes equal to 1.1 times the number of shares outstanding giving voting control of the Company to Mr. McAndrew.

            In December 2009, Ms. Wingate cancelled warrants for 3,000,000 shares and associated preferred stock in exchange for 1,700,000 shares of common stock.

The Board of Directors, on its own initiative, determined to have holders of our Common Stock ratify the merger of the Company from a Washington corporation into a Nevada corporation.  The Directors also determined to restructure the preferred stock interests held by principals of the Company, preferred stock presumed to be issued in exchange for warrants.  Ms. Wingate and Mr. McAndrew exchanged this presumed interest in preferred stock and any warrants for the common stock described above.   Holders of 73.9% of our Common Stock ratified these transactions.

In 2010, the Company issued 25,000 shares of stock to each of Messrs. Shockey, Allen, and Fields as compensation for each’s commitment to serve on the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Stock Options

No options are currently issued to any executive, employee, consultant or investor.

Employment Agreements

Xtreme has entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer, with Mr. Nicholas P. DeVito as Chief Operating Officer and with Ms. Wingate as Corporate Secretary for a period of five years. If such employee is terminated without cause or upon a change of control, the Company is obligated to pay him for the remaining term of the agreement. The current annual salaries of the executive officers are as follows:

Will McAndrew, Chairman, and Chief Executive Officer	$216,000
Nicholas DeVito, Chief Operating Officer	180,000
Phyllis Wingate, Secretary	72,000

Each employee in the Company, including executives, is compensated on a base salary without any formal or informal arrangement for other compensation.  Mr. McAndrew, or an affiliate, does have overriding royalty interests in three properties with the result that his annual income would increase with successful production from these properties.  See Item 13: Certain Relationships and Related Transactions and Director Independence.

In addition, these employment agreements made restricted stock awards to each of Mr. McAndrew and Mr. DeVito. In December 2009 we issued 1,000,000 shares to Mr. McAndrew and 2,000,000 shares to Mr. DeVito which we vested in November 2010. In May 2010 we issued 1,000,000 shares to Mr. McAndrew, 1,000,000 shares to Mr. DeVito, 200,000 shares to Ms. Wingate, and 300,000 shares to Mr. Wurtele which we fully vested in November 2010.

Accordingly, no options or unvested stock awards existed as of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2010 the number and percentage of the outstanding shares of common stock, which according to the information available to Xtreme, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, and (iii) all current directors and executive officers as a group. Except as listed in the table below, to the knowledge of Xtreme, no person is the beneficial owner of five percent or more of the outstanding common stock other than as stated for them herein. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

	Number of	Percent of	Number of	Percent of	Added Voting	Equivalent
Name and Address of Beneficial Owner	Common Shares	Class	Preferred Shares	Class	Common Shares	Voting Percentage
Willard G. McAndrew (1)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	14,001,000	31.1	1,000	100%	48,950,914	67.4%

Nicholas P. DeVito (2)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	3,660,000	8.1	-	-	-	3.7

Roger Wurtele (3)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	331,300	0.7	-	-	-	0.4

Phyllis Wingate (4)	1,930,000	4.2	-	-	-	2.1
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093

E. L. Shockey 10827 Stone Canyon Rd Dallas, TX 75230	4,695,000	10.4	-	-	-	5.0

All executive officers, beneficial owners,
and directors as a group	24,617,300	54.7%	1,000	100%	48,950,914	79.3%

(1)
Mr. McAndrew’s shares are owned by the WMDM Family Limited Partnership of which Mr. McAndrew is the manager. See Executive Compensation Arrangements This Nontransferable Preferred Stock coupled with his beneficial ownership of 14,001,000 common shares gives him a total of 62,951,914 shares to vote or a voting percentage of 67.4%.

(2)	Mr. DeVito’s shares are directly owned. See Executive Compensation Arrangements.

(3)	Mr. Wurtele's 331,300 shares are owned by Birch Glenn Investments Ltd. of which Mr. Wurtele is the owner and manager. See Executive Compensation Arrangements.

(4)	Ms. Wingate’s shares are directly owned. See Executive Compensation Arrangements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Mr. McAndrew, through the WMDM Family Limited Partnership, has a 2.5% overriding royalty interest in the West Thrifty and Quita oil and gas properties, a 1.3% overriding royalty interest in the Oil Creek property and a 2.6% overriding royalty interest in the Lionheart property.

            Xtreme has entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer, with Mr. Nicholas P. DeVito as Chief Operating Officer and with Ms. Wingate as Corporate Secretary for a period of five years.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

The issuance of warrants and the exchange of the warrants for preferred stock was originally not effected by acts of the Company directors resulting in voting control being held by management without approval of other investors. The reorganization of the Company from a Washington corporation to a Nevada corporation was effected by a vote of holders of such preferred stock.  On review of these transactions, the directors sought to have the reorganization of the Company from Washington to Nevada ratified by the holders of the Common Stock and to have the relinquishment of rights in preferred stock or any warrants also ratified, including the issuance of the 15,000,000 shares of common stock and the issuance of the 1,000 shares of Nontransferable Preferred Stock to Mr. McAndrew. In December 2009, 73.9% of the shareholders ratified these transactions so that the merger would be approved by those having the legal power to effect the merger, that is, holders of duly issued securities of the Company. Of the 73.9% approving these transactions, 29% of the shares were held by affiliated shareholders including officers and directors. The Company believes that any liability with respect to the merger or any of the transactions related to the merger is remote. See “Description of Securities.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements as of December 31, 2010 and 2009 appearing in this Form – 10K have been audited by LBB & Associates Ltd., LLP, independent certified public accountants, as set forth in their report thereon appearing elsewhere in this Form – 10K, and such report is included in reliance upon such report given upon the authority of such firm as experts in accounting and auditing.

The following is a summary of the aggregate fees billed to us for fiscal 2009 and 2010 by LBB & Associates Ltd., LLP.

Fees for audit services totaled $29,050 and $89,310 in 2009 and 2010, respectively with respect, to fees for professional services for the financial statements and for reviews of the financial statements of our quarterly reports on Form 10-Q. No other fees were billed by or services rendered by LBB & Associates Ltd., LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Xtreme Oil & Gas, Inc. and Subsidiary
Plano, Texas

We have audited the accompanying consolidated balance sheets of Xtreme Oil & Gas, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xtreme Oil & Gas, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
March 23, 2011
___________________________________________

XTREME OIL & GAS , INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
as of December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$657,475	$638,851
Cash - restricted	75,322	101,000
Accounts receivable, net	215,139	211,388
Work in process	789,600	-

Total current assets	1,737,536	951,239

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	6,637,614	6,616,138
	6,690,658	6,669,182
Less-accumulated depreciation, depletion and amortization	90,463	73,541

Net property and equipment	6,600,195	6,595,641

OTHER ASSETS
Goodwill	-	200,000
Deposits	6,362	7,862
Total other assets	6,362	207,862

TOTAL ASSETS	$8,344,093	$7,754,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,783,500	$2,271,996
Deposits payable	4,288,725	2,452,000

Total Current Liabilities	6,072,225	4,723,996

LONG TERM LIABILITIES
Asset retirement obligation	300,000	300,000

TOTAL LIABILITIES	6,372,225	5,023,996

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000
Shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized;
44,504,832 and 42,454,346 shares issued and 43,654,832 and 41,134,346 outstanding at
December 31, 2010 and 2009, respectively	43,654	41,134
Additional paid-in capital	36,297,076	30,448,771
Less treasury stock	(850,000)	(1,320,000)
Accumulated deficit	(33,518,863)	(26,439,160)

Total Stockholders' Equity	1,971,868	2,730,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,344,093	$7,754,742

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues:
Income from asset sales and other, net	$-	$1,854,063
Oil and gas sales	89,835	196,249

TOTAL REVENUES	89,835	2,050,312

EXPENSES:
Drilling and completion costs	-	1,255,271
Production costs	241,896	261,540
General and administrative expenses	6,443,746	3,834,771
Loss on disposal of properties	486,909	585,891

TOTAL OPERATING EXPENSES	7,172,551	5,937,473

LOSS FROM OPERATIONS	(7,082,716)	(3,887,161)

OTHER INCOME(EXPENSE)
Other income(expense)	4,455	21,534
Interest expense, net	(1,442)	(1,792)

Total other income(expense)	3,013	19,742

NET LOSS	$(7,079,703)	$(3,867,419)

LOSS PER SHARE-BASIC AND FULLY DILUTED	$(0.17)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	42,027,241	22,617,475

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2010 and 2009

					Additional
	Preferred Stock		Capital Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

BALANCE, December 31, 2008	-	$-	18,734,516	$18,735	$27,385,138	$-	$(22,571,741)	$4,832,132

Common stock issued in connection with sale of property interests	-	-	2,152,500	2,152	618,267	-	-	620,419

Common stock issued for services	-	-	5,583,000	5,583	2,059,534	-	-	2,065,117

Common stock issued for cash	-	-	944,330	944	399,553	-	-	400,497

Common stock issued for warrant cancellation	1,000	1	15,000,000	15,000	(15,001)	-	-	-

Common stock cancelled in termination of employment	-	-	(1,280,000)	(1,280)	1,280	-	-	-
Acquisition of Treasury Stock			-	-	-	(1,320,000)	-	(1,320,000)

Net loss	-	-	-	-	-	-	(3,867,419)	(3,867,419)
BALANCE, December 31, 2009	1,000	1	41,134,346	41,134	30,448,771	(1,320,000)	(26,439,160)	2,730,746

Common stock issued for services	-	-	3,275,825	3,276	5,295,635	-	-	5,298,911

Common stock issued for cash	-	-	1,460,494	1,461	1,038,287	-	-	1,039,748

Common stock issued for debt cancellation	-	-	241,667	242	241,425	-	-	241,667

Common stock issued in connection with sale of property interests	-	-	22,500	22	20,478	-	-	20,500
Acquisition of Treasury Stock			(1,160,000)	(1,160)	(278,840)	-	-	(280,000)

Cancellation of Treasury Stock	-	-	(1,320,000)	(1,320)	(468,680)	470,000	-	-

Net loss	-	-	-	-	-	-	(7,079,703)	(7,079,703)
BALANCE, December 31, 2010	1,000	$1	$43,654,832	$43,654	$36,297,076	$(850,000)	$(33,518,863)	$1,971,868

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,079,703)	$(3,867,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	16,922	29,156
Bad debt expense	30,000	173,842
Common stock issued for services	5,298,911	2,065,117
Gain on sale of assets	-	(1,854,063)
Loss on disposal of properties	411,495	585,891
Gain on settlement of debt	(165,822)	(5,000)
Gain on sale of Small Cap Strategies	(149,965)	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(33,753)	30,284
(Increase) decrease in deposits	1,500	(1,500)
Increase (decrease) in accounts payable and accrued expenses	(11,042)	1,275,046
Increase in deposit payable	1,836,725	2,002,000
Increase in development work in process	(789,600)	-
Net cash provided by (used in) operating activities	(634,332)	433,354

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	25,678	(25,800)
Increase in asset retirement obligations	-	50,000
Proceeds from sale of assets	-	1,752,938
Increase in fixed assets	-	(21,316)
Capital expenditures	(412,470)	(2,676,330)
Net cash used in investing activities	(386,792)	(920,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for leasehold interests	-	620,419
Proceeds from sale of common stock	1,039,748	400,497
Net cash provided by financing activities	1,039,748	1,020,916

Net Increase in cash	18,624	533,762

CASH AT BEGINNING PERIOD	638,851	105,089

CASH AT END OF PERIOD	$657,475	$638,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$1,442	$1,792-
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued (received) for leasehold interests	$20,500	$(1,320,000)
Leasehold interest received for accounts receivable	$-	$176,623
Common stock issued for warrant cancellation	$-	$15,000
Notes payable exchanged for leasehold interests	$-	$230,000
Common stock issued for debt cancellation	$241,667	$-
Cancellation of Treasury Stock	$470,000	$-

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – Organization, History and Business Activity

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

For accounting purposes this transaction was treated as an acquisition of Xtreme Technologies, Inc. and a re-capitalization of Emerald. Emerald is the accounting acquirer and the results of its operations carry over.  Accordingly, the operations of Xtreme Technologies, Inc. were not carried over and were adjusted to $0 at the date of the merger.

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma and Texas. The majority of the Company’s oil and natural gas production is from its’ Texas wells for 2010 and 2009.  Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as part of the normal course of business.

NOTE 2 - Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its’ wholly owned subsidiary. The Company’s subsidiary is Xtreme Operating Company, LLC. (Formerly I.R.A. Oil and Gas, LLC).  All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - Significant Accounting Policies - continued

Significant estimates with regard to these financial statements include the estimate of (See Note 17), asset retirement obligations, income taxes and contingency obligations including legal and environmental risks and exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Excluded from cash and cash equivalents is $75,322 of restricted cash (deposits) for our operator’s bonds.

Receivables

Receivables from services are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in receivables.

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account. The allowance for doubtful accounts was $173,842 as of December 31, 2010 and 2009, respectively.

Investments

Investments in partnerships and limited liability companies (LLC) that maintain specific ownership accounts for each investor and where the Company holds an interest of five percent or greater, but does not have control of the partnership or LLC, are accounted for using the equity method of accounting.

Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had $0 of non-producing properties as of December 31, 2010 and 2009 respectively.

Capitalized amounts attributable to oil and natural gas properties are depleted by the unit-of-production method. Depreciation and depletion expense for oil and natural gas producing property and related equipment was $7,962 and $20,259 for the periods ended December 31, 2010 and 2009, respectively.

Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows. See Note 5 for additional information regarding the oil and gas properties.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - Significant Accounting Policies - continued

Joint Interest Billings Receivable and Oil and Natural Gas Revenue Payable

Joint interest billings receivable represent amounts receivable for lease operating expenses and other costs due from third party working interest owners in the wells that the Company operates. The receivable is recognized when the cost is incurred.

Oil and natural gas revenues payable represents amounts due to joint interest owners for their share of oil and natural gas revenue collected on their behalf by the Company. The payable is recorded when the Company recognizes oil and natural gas sales and records the related oil and natural gas sales receivable.

The Company had $27,921 and $1,231 net joint interest billing receivable as of December 31, 2010 and 2009, respectively.

Other Property

Other assets classified as property and equipment consists primarily of office furniture and equipment, which are carried at historical cost. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to five years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $8,960 and $8,897 for the years ended December 31, 2010 and 2009, respectively.

Environmental Costs

The Company is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and natural gas wells and the operation thereof. In the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability, which the Company may have, as it relates to any environmental cleanup, restoration or the violation of any rules or regulations relating thereto.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. The Company recorded a liability of $300,000 as of December 31, 2010 and 2009.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - Significant Accounting Policies - continued

Accounting for the Impairment of Long-Lived Assets (Non Oil and Gas Properties)

The Company accounts for the impairment of long-lived assets in accordance ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value, for non oil and gas properties.

The Company determined that there was no impairment of long-lived (non oil and gas property) assets for the years ended December 31, 2010 and 2009.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisitions. Under ASC 350-20, Goodwill and Other Intangible Assets, the Company is required to annually assess the carrying value of goodwill to determine if impairment in value has occurred.

The Company determined that its goodwill for the sale of Small Cap Strategies was impaired and recorded an impairment charge of $200,000 for the year ended December 31, 2010.

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial accounting bases and income tax bases of assets and liabilities. Deferred income taxes are measured by applying currently enacted income tax rates. The Company accounts for uncertainty in income taxes for income tax positions taken or expected to be taken in an income tax return. Only income tax positions that meet the more-likely-than-not recognition threshold will be recognized.

Revenue Recognition

The Company recognizes revenue in accordance with the ASC 605-10, which states that revenues are generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

Revenues from sales of crude oil and natural gas products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the purchaser. Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

The Company recognizes gains or losses from the sales of its interests in oil and natural gas properties as title passes to the buyer. These amounts are recognized as income from asset sales, net.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, trade receivables and other receivables for which the carrying amounts approximate fair value. At certain times, our demand deposits held in banks exceeded the federally insured limit. The Company has not experienced any losses related to these deposits.

Concentrations of Market Risk

The results of the Company's oil and natural gas operations are impacted by the market prices of oil and natural gas. The availability of a ready market for crude oil, natural gas and liquid products in the future depends on numerous factors beyond the Company's control, including weather, imports, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of oil, gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - Significant Accounting Policies - continued

During 2010 and 2009, the Company did not have any credit losses on the sale of oil, natural gas, natural gas liquids or hedging contracts.

Segments

The Company operates in only one business segment, namely the drilling and development of oil and gas properties.

Fair Value of Financial Instruments

The Fair Value Measurements and Disclosures Topic of the FASB Codification utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

 Level 1:                       Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2:                       Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3:                       Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities

We use the following methods and assumptions in estimating our fair value disclosures for financial instruments. The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments (Level 1). For cash, receivables, accounts payable, accrued liabilities, notes payable, we believe that recorded amounts approximate fair value due to the relatively short maturity period.

We do not have any financial instruments for which estimates of fair value disclosures utilize Level 2 and 3 inputs.

Stock Based Compensation

We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

We periodically issue common stock for acquisitions and services rendered.  Common stock issued is valued at the estimated fair market value, as determined by our management and board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

Earnings Per Share

The Company is required to provide basic and dilutive earnings per common share information.

The basic net income per common share is computed by dividing the net earnings applicable to common stockholders by the weighted average number of common shares outstanding.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - Significant Accounting Policies - continued

Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 2010 and 2009, there were no securities that would have had a dilutive effect.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

Effective January 2010, the Company adopted the applicable provisions of FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, ASU No. 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. The requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Accordingly, we will apply the disclosure requirements relative to the Level 3 reconciliation in the first quarter of 2011. There was no impact on our financial position, results of operations or cash flows as a result of the adoption of this standard.

Effective April 2010, the Company adopted the provisions of FASB ASU No. 2010-14, “Extractive Activities – Oil & Gas,” which amends ASC 932-10-S99-1 to provide definitions of some of the terms used in the standard. There was no impact on our financial position, results of operations or cash flows as a result of the adoption of this standard.

NOTE 3 – Financial Condition and Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $7,079,703 for the year ended December 31, 2010 and has an accumulated deficit of $33,518,863. These factors raise substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

The Company’s management intends to raise additional operating funds through equity and/or debt offerings, increase our current production, and continue development drilling on our properties.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations. These factors raise substantial doubt as to its ability to obtain debt and/or equity financing and achieving future profitable operations.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4 – Property and Equipment

Property and equipment at December 31, 2010 and 2009 is comprised of the following:

	2010	2009
Oil and natural gas properties:
Producing oil and gas properties	$6,637,614	$6,616,138
Non-producing oil and gas properties	-	-
Total oil and natural gas properties	6,637,614	6,616,138
Furniture and fixtures	53,044	53,044
Total Property and equipment	6,690,658	6,669,182
Less: accumulated depreciation,
depletion and amortization	90,463	73,541

Net Property and Equipment	$6,600,195	$6,595,641

Depreciation expense was $8,960 and $8,897 for 2010 and 2009, respectively.  Depletion expense was $7,962 and $20,259 for 2010 and 2009, respectively.

NOTE 5 - Oil and Natural Gas Properties

The Company has the following oil and natural gas properties:

	December 31,			December 31,
Oil and gas property:	2009	Additions	Dispositions	2010
West Thrifty / Quita Field	$5,221,375	$21,476	$-	$5,242,851
Cookie	-	-	-	-
Winston	-	-	-	-
Lionheart	1,198,326	411,495	411,495	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437
Total	$6,616,138	$432,971	$411,495	$6,637,614

The Company focused its efforts on beginning our Saltwater Disposal well project and expanding the production capacity on the Lionheart project.  We successfully completed the Saltwater Well surface work and began drilling operations in March 2010. Drilling was delayed until September 2010 to comply with Commission regulations. We recommenced operations on October 1, 2010. Development work in progress on the Saltwater Disposal well was $668,351 as of December 31, 2010.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5 - Oil and Natural Gas Properties - continued

In February 2010 we had completed work to increase the production on the Lionheart project when Genie Well Services damaged the wellbore halting production.  We have repaired the wellbore and have begun to pump fluids from the well.  We have only recovered saltwater and drilling fluids to date.

Texas Properties

West Thrifty Unit / Quita Field

On October 23, 2006, the Company acquired a 22.275% Working Interest (“WI”), which is a 15.5925% Net Revenue Interest (“NRI”) in the West Thrifty Unit (“WTU”) and related properties for $10 and 3,260,000 common shares valued at $1,434,400 based on an independent appraisal.

On January 18, 2008, the Company acquired a 22.275% WI, which is a 15.5925% NRI, in the WTU for $10.

On January 18, 2008, the Company acquired an additional 55.45% WI, which is a 38.82% NRI, in the WTU and 100% of Altair Energy for $130 and 3,600,000 shares of common stock valued at $3,600,000 based on an independent appraisal.

On February 7, 2008, the Company entered into a settlement agreement and agreed to pay $10,000 to Jeffery Gowan for his WTU Interest.

The Company acquired leases to the Quita Field, Fennell Unit and the Smith-Goode leases in connection with the WTU acquisitions, which are included in the WTU Assignments.

On January 22, 2008, the Company sold a 75% WI, representing a 48.75% NRI in three wells located in the Quita Field for $150,000. On July 21, 2010, we reacquired this interest in exchange for unpaid Joint Interest Billing balance of  $176,623.

On May 15, 2008, the Company sold a 50% WI, representing a 32.5% NRI in the Shore 2C well drilled to the Caddo formation in the Quita Field for $120,000.

In summary, the Company acquired 100% WI in the WTU and Quita Field representing a 65% NRI for a total of $5,221,375.

In March 2009, the Company sold a 10% WI, representing a 6.75% NRI in the West Thrifty Unit Fry Sands to an investor for $200,000.

Oklahoma Properties

Oil Creek S19 Prospect

In March 2008, the Company leased mineral rights and property consisting of 80 acres in the property commonly known as the Oil Creek S19 Prospect in McClain County, Oklahoma (“Oil Creek Well”) for $45,000 for the assignment with a NRI of 78%.

We drilled and completed a well and sold 90% of our NRI to third party investors and retained a 10% WI and a 12.5% carried interest. The Company also maintains an Area of Mutual Interest (AMI) to receive these same terms on any other projects.

At December 31, 2010, the value of this part of the Oil Creek Investment, at cost, is $196,437.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5 - Oil and Natural Gas Properties - continued

Lionheart Prospect

On October 1, 2008, the Company purchased the rights to the Lionheart Prospect, being mineral rights and property consisting of 160 acres (“Lionheart”), for $7,000. The Company then acquired the leases necessary in connection with spacing and pooling to complete the ratification and own 100% of the Working Interest under all 160 acres based on a 75% Net Revenue Interest.

In 2009 we sold 49% WI representing a 36.75% NRI to multiple investors for gross proceeds of $2,350,000.  After drilling to a depth of 9,000 feet, we completed the first three horizontal legs in September 2009.  In December 2009, we completed two additional horizontal legs.

The well began producing in January 2010 and continued production until February 17, 2010 when a vendor failed to properly secure their equipment.  Initial repairs were completed to the well in June 2010 and we have now stopped producing any hydrocarbons from this well..

In December 2009, Mr. McAndrew exchanged 200,000 shares of common stock for 20 units of the Lionheart Oil well project and an additional 200,000 shares for 20 units of Lenhart Saltwater Disposal project.

Management Overriding Royalty Interests in Texas and Oklahoma

Mr. McAndrew has a 2.5% overriding royalty interest in the West Thrifty and Quita oil and gas properties, a 1.3% overriding royalty interest in the Oil Creek property and a 2.6% overriding royalty interest in the Lionheart property.

NOTE 6 – Acquisitions / Dispositions

The Company made no acquisitions or dispositions in 2010.

NOTE 7 – Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009

Deferred tax assets:
Operating Loss	$4,200,000	$2,000,000

Deferred tax liabilities:	-	-

Valuation allowance	(4,200,000)	(2,000,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Statutory tax on book income (Loss)	$(2,400,000)	$(1,300,000)

Effect of non-deductibility of stock based compensation	1,800,000	600,000

Change in valuation allowance	600,000	700,000

Income Tax Expense	$-	$-

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – Income Taxes - continued

The Company has determined that a valuation allowance of $600,000 at December 31, 2010, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. As of December 31, 2010, the Company has a net operating loss carry-forward of approximately $7,500,000, which is available to offset future federal taxable income, if any, with expiration beginning 2027 and ending 2030.

NOTE 9 - Commitments

The Company leases office space in Plano, Texas under the terms of an operating lease expiring November 30, 2013.  The current lease began November 1, 2008.  Future minimum rental payments under the terms of the lease are $73,296 in 2011, $74,886 in 2012 and $69,982 in 2013.

Total rent expense incurred by the Company was $83,843 for 2010 and $74,412 for 2009.

NOTE 10 – Concentrations

The Company had oil sales to two unaffiliated purchasers for years ended December 31, 2010 and four unaffiliated purchasers in 2009, totaling $89,835 and $196,249, respectively. No other single customer accounted for 10% or more of revenues in 2010 or 2009. Although a substantial portion of our production is purchased by one purchaser, the Company does not believe the loss of this purchaser would have a material adverse effect on the Company's business as other purchasers would be accessible.

NOTE 11 – Non-Cash Items

2010

The Company issued 241,667 shares of its common stock for settlement of $241,667 of debt.

The Company issued 22,500 shares of its common stock for the acquisition of property interests valued at $20,500.

The Company cancelled 1,320,000 shares of its common stock held in treasury.

2009

The Company issued 15,000,000 shares of its common stock and 1,000 shares of Nontransferable preferred stock in connection with the cancellation of warrants.  (See Note 12).

The Company cancelled 1,280,000 shares of its common stock related to a Settlement Agreement with Go Operating and Glen Kennedy, former Chief Operating Officer.

NOTE 12 – Warrants

Warrants for Services

2010

No warrants were issued in 2010.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 – Warrants - continued

2009

During fourth quarter 2009, we issued 15,000,000 restricted shares of our common stock and 1,000 shares of Nontransferable preferred stock to management and cancelled warrants representing 14,500,000 common shares. Mr. McAndrew received 12,000,000 common shares and 1,000 shares of Nontransferable Preferred Stock. The Nontransferable Preferred Stock has voting rights equal to 1.1 times the number of shares outstanding giving voting control of the Company to Mr. McAndrew. Ms. Wingate received 1,700,000 shares and Mr. Schiemann received 1,300,000 shares in exchange for the cancellation of 3,000,000 and 2,400,000 warrants, respectively.

In addition, we issued 1,000,000 shares of our common stock to Mr. McAndrew and 2,000,000 shares to Mr. DeVito that will only be vested if they remain with the company through June 30, 2011.

In December 2009, warrants to purchase 3,000,000 shares of common stock were canceled in a settlement agreement with South Kensington and other related and unrelated entities (175,000 shares were subject to cancellation first quarter 2010) and charged $850,000 to Treasury Stock on our balance sheet. As part of the settlement agreement, those entities retained 500,000 shares of common stock (175,000 shares are subject to cancellation first quarter 2010) and we transferred all right title and interest in the Cookie and Winston properties and in Xtreme Operating Ltd. Co. (f/k/a Go Operating, Ltd.) to South Kensington, Ltd.

NOTE 13 – Preferred Stock and Common Stock

Nontransferable Preferred Stock

We have one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew.

Holders of the Nontransferable Preferred stock are not entitled to receive any dividend, the stock is not transferrable, does not participate in any liquidation, and the stock is not convertible.  These shares may be transferred only to an entity for estate planning purposes provided that entity is controlled by the holder, in this case, Mr. McAndrew.

In the event that Mr. McAndrew dies, becomes incompetent for a period of six weeks such that Mr. McAndrew is unable to exercise his voting rights or voluntarily terminates his employment with the Company, the Nontransferable Preferred Stock is automatically cancelled.

The 1,000 shares of Nontransferable Preferred Stock have the number of votes equal to 1.1 times the number of shares of common stock outstanding.  Accordingly, except for votes requiring more than a majority vote of shares of common stock, Mr. McAndrew will determine the outcome of the vote.  The only such provision of Nevada law or as required by our Articles of Incorporation or Bylaws is the removal of directors.

Preferred Stock

The shares of Preferred Stock, other than the Nontransferable Preferred Stock, could be issued from time to time by our Board of Directors in its sole discretion without further approval or authorization by the stockholders, in one or more series, each of which series could have any particular distinctive designations as well as relative rights and preferences as determined by our Board of Directors. The relative rights and preferences that may be determined by our Board of Directors in its discretion from time to time include but are not limited to the following:

XTREME OIL & GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 – Preferred Stock and Common Stock - continued

•	the rate of dividend and whether the dividends are to be cumulative and the priority, if any, of dividend payments relative to other series in the class;
•	whether the shares of any such series may be redeemed, and if so, the redemption price and the terms and conditions of redemption;
•
the amount payable with respect to such series in the event of voluntary or involuntary liquidation and the priority, if any, of each series relative to other series in the class with respect to amounts payable upon liquidation and sinking fund provision, if any, for the redemption or purchase of the shares of that series; and

•
the terms and conditions, if any, on which the shares of a series may be converted into or exchanged for shares of any class, whether common or preferred, or into shares of any series of the same class, and if provision is made for conversion or exchange, the times, prices, rates, adjustments and other terms.

Common Stock

In the 1st Quarter of 2010, we sold 17,500 restricted shares of our common stock to three investors for $17,500 Cash. Shares were sold at $1.00 per share. We believe that the securities were issued to accredited investors and were exempt from registration under the Securities Act as a transaction not involving a public offering and Regulation D promulgated under the Securities Act of 1933.

In the 2nd Quarter of 2010, we sold 498,330 restricted shares of our common stock to nine investors for $313,748 cash. Shares were sold with the average sale price being $.68 per share. We believe that the securities were issued to accredited investors and were exempt from registration under the Securities Act as a transaction not involving a public offering and Regulation D promulgated under the Securities Act of 1933.

In the 3rd quarter of 2010, we sold 744,664 restricted shares of our common stock to fourteen investors for $558,500 cash. Shares were sold with the average sale price being $.75 per share. We believe that the securities were issued to accredited investors and were exempt from registration under the Securities Act as a transaction not involving a public offering and Regulation D promulgated under the Securities Act of 1933.

            In the 4th quarter of 2010, we sold 200,000 restricted shares of our common stock to four investors for $150,000 cash. Shares were sold with the average sale price being $.75 per share. We believe that the securities were issued to accredited investors and were exempt from registration under the Securities Act as a transaction not involving a public offering and Regulation D promulgated under the Securities Act of 1933.

In the 1st Quarter of 2010, we issued 379,035 restricted shares of our common stock to consultants valued at $379,035. Our consultant shares were valued at $1.00.

In the 2nd Quarter of 2010, we issued 203,925 restricted shares of our common stock to consultants for $210,175 worth of services. Our consultant shares issued were valued at $1.00 and $1.25 per share.

In the 2nd Quarter of 2010, we issued 2,550,000 restricted shares of our common stock to 4 members of our management team and three members of our staff and consultants for $4,570,833 worth of services. Our employee shares issued were valued at $1.00.

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

In the fourth quarter of 2010, we issued 18,945 restricted shares of our common stock to consultants for $14,948 worth of services. Our vendor shares issued were valued at approximately $0.79 per share.

In the fourth quarter of 2010, we cancelled 7,500 restricted shares of our common stock issued to one of our staff members in the second quarter. The value of the shares cancelled was $7,500.

In the fourth quarter of 2010, we issued 241,667 restricted shares of our common stock to settle with vendors for $241,667 worth of services. Our vendor shares issued were valued at $1.00.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 – Preferred Stock and Common Stock - continued

During 2009, the Company issued 944,330 shares of our common stock at a price range of $0.25-0.75 per share for a total of $400,497 in gross proceeds.

During 2009, the Company issued 175,000 shares of our common stock for additional interest in two of the properties we had acquired in 2008 at a price of $1.18, or a total cost of acquisition of these interests in the amount of $206,500. Management determined the estimated fair market value based on market price quotations, recent stock offering prices and other factors.

During 2009, the Company issued 250,000 shares of our common stock to two investors in the West Thrifty Unit.  The shares were issued as a bonus for making the investment.  One share of stock was issued for every dollar invested. The proceeds were allocated on a relative fair value basis with the shares being valued at $50,000.

During 2009, the Company issued 2,152,500 shares of our common stock to the investors in the Lionheart project.  The shares were issued as a bonus for investing in the project.  One share of stock was issued for every dollar invested. The proceeds were allocated on a relative fair value basis with the shares being valued at $620,419

During 2009, the Company issued 5,583,000 shares of our common stock for services provided to the Company.  The shares for services were valued at $0.25-$1.18 with the total issuance valued at $2,065,117. Management determined the estimated fair market value based on market price quotations, recent stock offering prices and other factors.

In December 2009, warrants to purchase 3,000,000 shares of common stock were canceled in a settlement agreement with South Kensington and other related and unrelated entities. As part of the settlement agreement, those entities retained 500,000 shares of common stock and we transferred all right title and interest in the Cookie and Winston properties and in Xtreme Operating Ltd. Co. (f/k/a Go Operating, Ltd.) to South Kensington, Ltd.

In December 2009, Mr. McAndrew cancelled warrants for 14,500,000 shares in exchange for 12,000,000 shares of common stock.  As part of this restructuring, Mr. McAndrew was issued 1,000 shares of Nontransferable Preferred Stock.  These 1,000 shares represent all of the shares of Nontransferable Preferred Stock authorized.  The holders of the Nontransferable Preferred Stock have votes equal to 1.1 times the number of shares outstanding giving voting control of the Company to Mr. McAndrew.

During fourth quarter 2009 we issued 15,000,000 restricted shares of our common stock to management and cancelled warrants representing 22,850,000 common shares. Mr. McAndrew received 12,000,000 shares, Ms. Wingate received 1,700,000 shares and Mr. Schiemann received 1,300,000 shares. In addition, we issued 1,000,000 shares of our common stock to Mr. McAndrew and 2,000,000 shares to Mr. DeVito that have vested.

During the fourth quarter of 2009 we sold 200 units in the Lenhart Saltwater Disposal joint venture for $2,452,000 Million representing an 80% interest in the venture. This transaction is recorded as deposits on the liability section of the balance sheet.

In December 2009, warrants to purchase 3,000,000 shares of common stock were canceled in a settlement agreement with South Kensington and other related and unrelated entities (175,000 shares were subject to cancellation first quarter 2010) and charged $850,000 in 2010 and  $1,320,000 in 2009 to Treasury Stock on our balance sheet.

Securities Issued for Interests in Drilling Properties

In 2009 and 2010 we sold working interests in the Salt Water Disposal Well project.  We received $3,291,225 from 59 investors for the sale of the project including $839,225 in 2010. We believe that the securities (working interest) were issued to accredited investors and were exempt from registration under the Securities Act as a transaction not involving a public offering and Regulation D promulgated under the Securities Act of 1933.

In 2010 we sold working interests in a five well project located within the West Thrifty Unit.  We received $997,500 from eight investors for the sale of the project. We believe that the securities (working interest) were issued to accredited investors and were exempt from registration under the Securities Act as a transaction not involving a public offering and Regulation D promulgated under the Securities Act of 1933.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 14 – Legal Matters

On December 1, 2009 we began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000.  The suit also demands an accounting discovery for all items in dispute. On December 31, 2009, Deerrman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred. We are currently in the discovery phases of this action.

On March 30, 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary. Native American’s motion for Summary Judgment was dismissed on September 14, 2010. On October 19, 2010 we settled the claims with Pan American Drilling services.

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000.  Genie filed a counterclaim for $53,110 for their services rendered after causing the damage. Genie recently admitted their liability to the court and we are currently in settlement discussions with them.   We expect those discussions to be completed in 2011. Crescent Consulting Services and Onsite Oil Tools were added to the suit as defendants on March 1, 2011 based on depositions taken from Genie Services in February.

On April 20, 2010, Mr. Bruce Scambler began legal proceedings in Logan County District Court in Oklahoma against us alleging breach of contract and demanding payment for lost revenue and missing equipment in excess of $75,000.  We filed a dismissal in the same court and on October 8, 2010 the case was dismissed. We have settled with Mr. Scambler and his entities on March 8, 2011 and all suits between the parties have been dropped.

On April 20, 2010 Mr. Bruce Scambler began legal proceedings in Logan County District Court in Oklahoma against us alleging breach of contract and demanding payment for lost revenue and missing equipment in excess of $75,000.  We filed a dismissal in the same court and on October 8, 2010 the case was dismissed. We have settled with Mr. Scambler and his entities on March 8, 2011 and all suits between the parties have been dropped.

Note 15 – Employment Agreements

Xtreme has entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer, with Mr. Nicholas P. DeVito as Chief Operating Officer and with Ms. Wingate as Corporate Secretary for a period of five years.

In addition, these employment agreements made restricted stock awards to each of Mr. McAndrew and Mr. DeVito. In December 2009 we issued 1,000,000 shares to Mr. McAndrew and 2,000,000 shares to Mr. DeVito which vested in November 2010. In May 2010 we issued 1,000,000 shares to Mr. McAndrew, 1,000,000 shares to Mr. DeVito, 200,000 shares to Ms. Wingate, and 300,000 shares to Mr. Wurtele which fully vested in November 2010.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Note 16 – Subsequent Events

In the first quarter of 2011, we sold 414,666 restricted shares of our common stock to two investors for $315,000 Cash. Shares were sold at $0.75 per share.

In the first quarter of 2011, we issued 14,945 restricted shares of our common stock to consultants for $14,945 worth of services.  Our shares were valued at $1.00.

In the first quarter of 2011, we issued 75,000 restricted shares of our common stock to one consultant for $75,000 worth of services.  Our shares were valued at $1.00.

On March 11, 2011, we acquired the rights to acquire 50% of the leases and working interest on 8,516 acres in Kansas. Xtreme agreed to purchase the working interest from Husky Ventures Inc. which will initially be the operator of the project. The total cost for the working interest is $1,750,000, largely reimbursement for the land, geologic, engineering and related expenses.  To acquire the working interests we will issue 750,000 shares of our Common Stock, paid $125,000 and agreed to pay another $125,000 by April 4, 2011.  If we do not pay the balance of the $1,700,000 by May 9, 2011, Husky Ventures may put the stock back to us and reduce our working interest to 15%.

Note 17 - Supplemental Information on Oil and Gas Data (Unaudited)

The following tables set forth supplementary disclosures for the Company’s oil and gas producing activities in accordance with ASC 932, Disclosures about Oil and Gas Producing Activities.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	Years Ended December 31,
	2010	2009
Capitalized Costs:

Oil & gas properties	6,637,614	6,616,138
Total Capitalized Costs	6,637,614	6,616,138
Less: Accumulated depreciation, depletion,
amortization, and valuation allowance	55,711	47,749
Net Capitalized Costs	$6,581,903	$6,568,389

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	Year Ended December 31,
	2010	2009
Costs Incurred:
Acquisition of properties	$21,476	$-

Drilling and Completion	-	1,255,271
Development	486,909	585,891
Total Costs Incurred	$508,385	$1,841,162

Results of Operations from Oil and Gas Producing Activities:

	Year Ended December 31,
	2010	2009
Revenues from Oil and Gas Producing Activity:	$89,835	$196,249
Revenue Distributions	-	-
Net Revenues from Producing Activities	89,835	196,249
Production Costs	(241,896)	(261,540)
Exploration Expenses	-	-
Depreciation, depletion, amortization, & valuation allowance	(7,962)	(20,259)
Pretax Income from Producing Activities	(160,023)	(85,550)
Income tax expenses/estimated loss carry forward benefit	-	-
Results of oil and gas producing activities	$(160,023)	$(85,550)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(2)       Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)	Exhibits:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Bylaws (1)

5.1	Legal Opinion

10.1	Agreement for Sale, Assignment and Release of Interests – Oil Creek (1)

10.2	Agreement for Sale, Assignment and Release of Interests – Cookie (1)

10.3	Agreement for Sale, Assignment and Release of Interests – Winston (1)

10.4	Agreement for Sale, Assignment and Release of Interests – Lenhart (1)

10.5	Agreement for Assignment of Rights Under Settlement Agreement (1)

10.6	Employment Agreement – W. McAndrew (1)

10.7	Employment Agreement – N. DeVito (1)

10.8	Employment Agreement – P. Wingate (1)

10.9	Settlement Agreement and Release – So. Kensington et. al. (1)

10.1	Agreement to Acquire Emerald Energy Partners, LLC (1)

10.11	Agreement to Acquire Majority Interest in Small Cap Strategies (1)

10.12	Agreement to Acquire I.R.A. Oil and Gas, LLC. (1)

10.13	Mutual Release of Claims – W. McAndrew (1)

10.14	Mutual Release of Claims – F. Schiemann (1)

10.15	Mutual Release of Claims – P. Wingate (1)

10.16	Form of Investment Agreement – Kodiak Capital (2)

10.17	Form of Registration Rights Agreement – Kodiak Capital (2)

10.18	Term Sheet Kodiak Capital (2)

21.1	List of Subsidiaries (1)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 12, 2010.
(2)  Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 3, 2010.

Signatures

            In accordance with the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Plano, State of Texas, on March 25, 2011.

Xtreme Oil & Gas, Inc.:

Date: March 25, 2011	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: March 25, 2011	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: March 25, 2011	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director