Form 10-Q
period 2011-03-31
Xtreme Oil & Gas, Inc.
filed 2011-05-13
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of May 13, 2011: 45,857,998.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$86,634	$657,475
Cash - restricted	75,322	75,322
Accounts receivable, net	188,551	215,139
Development Work in Process	899,900	789,600

Total Current Assets	1,250,407	1,737,536

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	7,851,550	6,637,614
	7,904,594	6,690,658
Less-Accumulated depreciation, depletion and amortization	93,780	90,463

Net property and equipment	7,810,814	6,600,195

OTHER ASSETS
Deposits	16,362	6,362
Total Other Assets	16,362	6,362

TOTAL ASSETS	$9,077,583	$8,344,093

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,753,602	$1,783,500
Deposits payable	3,291,225	4,288,725

Total Current Liabilities	5,044,827	6,072,225

LONG TERM LIABILITIES
Asset retirement obligation	300,000	300,000

TOTAL LIABILITIES	5,344,827	6,372,225
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized;
45,607,910 and 43,654,832 shares issued and 45,803,908 and 44,504,832 outstanding at March 31, 2011 and December 31, 2010, respectively	45,608	43,654
Additional paid-in capital	36,951,451	36,297,076
Less Treasury Stock	(200,000)	(850,000)
Accumulated deficit	(33,064,304)	(33,518,863)

Total Stockholders' Equity	3,732,756	1,971,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,077,583	$8,344,093

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	2011	2010
Revenues:
Income from asset sales and other, net	$1,004,161		$-
Oil and gas sales	13,094		33,265

TOTAL REVENUES	1,017,255		33,265

EXPENSES:
Production costs	60,541		75,938
General and administrative expenses	495,140		1,396,584
Loss on disposal of properties	7,015		328,341

TOTAL OPERATING EXPENSES	562,696		1,800,863

INCOME (LOSS) BEFORE OTHER EXPENSES	454,559		(1,767,598)

OTHER INCOME/(EXPENSE)
Interest expense, net	-		(1,440)
Total other income/(expense)	-		(1,440)

NET INCOME (LOSS)	$454,559		$(1,769,038)

INCOME (LOSS) PER SHARE-BASIC AND DILUTED	$0.01	$	(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	43,842,888		41,228,071

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(Loss)	$454,559	$(1,769,038)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	3,317	4,677
Common stock issued for services	131,329	1,066,535
Gain on sale of assets	(1,004,161)	-
Loss on disposal of properties	7,015	328,341
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	26,588	(20,354)
Increase in other current assets	(10,000)	(323,796)
Increase in development work in process	(110,300)	-
Decrease in accounts payable and accrued expenses	(29,898)	(17,254)
Increase (decrease) in deposit payable	70,000	657,974
Net cash used in operating activities	(461,551)	(72,915)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in restricted cash	-	(25,200)
Capital Expenditures	(534,290)	(328,341)
Net cash used in investing activities	(534,290)	(353,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	305,000	18,000
Proceeds from the sale of treasury stock	120,000	-
Net cash provided by financing activities	425,000	18,000

Net change in cash	(570,841)	(408,456)

CASH AT BEGINNING PERIOD	657,475	638,851

CASH AT END OF PERIOD	$86,634	$230,395

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$1,792
Common stock issued for leasehold interests and equipment	$750,000	$-
Deposits payable applied to sale of assets	$1,067,500	$-

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

We have been an operating company since 2006 with the acquisition of Emerald Energy and have had revenues from operations for more than four years.

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma and Texas. The majority of the Company’s oil and natural gas production is from its Texas wells for 2011 and 2010.  Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as part of the normal course of business.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - CONTINUED

Oil and Natural Gas Properties

The Company has the following oil and natural gas properties:
Oil and gas property:	December 31, 2010	Additions	Dispositions	March 31, 2011
West Thrifty / Quita Field	$5,221,375	$50,000	$237,335	$5,034,040
Texas 5 Star	21,476	526,271	-	547,747
Smoky Hill	-	875,000	-	875,000
Lionheart	1,198,326	-	-	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437
Total	$6,637,614	$1,451,271	$237,335	$7,851,550

During the first quarter 2010, the Company focused its efforts on beginning our Saltwater Disposal well project and expanding the production capacity on the Lionheart project.  We successfully completed the Saltwater Well surface work and began drilling operations in March 2010. Drilling was delayed until September 2010 to comply with Commission regulations. We recommenced operations on October 1, 2010. Development work in progress on the Saltwater Disposal well was $789,600 as of December 31, 2010 and $899,900 as of March 31, 2011.

During the first quarter 2011 work continued on the Saltwater Disposal well project and we are awaiting final approval to inject fluids from the Oklahoma Corporation Commission. Completion work will begin upon receiving clarification from the commission to proceed.

During the first quarter 2011 work continued on the West Thrifty waterflood project and we are awaiting final approval to inject fluids from the Railroad Commission in Texas.

On March 11, 2011, we acquired the rights to acquire up to 50% of the leases and working interest on 8,516 acres in Kansas for consideration up to $1,750,000. As of March 31, 2011, we have a 42.5% interest in the leases and working interest on 8,516 acres in Kansas for $875,000.

4. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of March 31, 2011.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew.

Significant current period changes in stockholders’ equity during the three months ended March 31, 2011 consisted of the following:

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

4. STOCKHOLDERS’ EQUITY - CONTINUED

Common Stock

In the first quarter of 2011, we sold 401,333 restricted shares of our common stock to two investors for $305,000. Shares were sold at approximately $0.75 per share.

In the first quarter of 2011, we issued 151,745 restricted shares of our common stock to four consultants for $131,329 worth of services.  Our shares were valued at approximately $0.87 per share.

On March 11, 2011, we acquired the rights to acquire up to 50% of the leases and working interest on 8,516 acres in Kansas. Xtreme agreed to purchase the working interest from Husky Ventures Inc. which will initially be the operator of the project. The total cost for the working interest is up to $1,750,000, which is largely for reimbursement for the land, geologic, engineering and related expenses.  To acquire the working interests we issued 750,000 shares of our restricted Common Stock valued at $750,000, paid $125,000 and agreed to pay another $125,000 by April 4, 2011 and we have the right to buy back the common stock for $2.00 per share.  If we do not buy the common shares back by May 9, 2011, Husky Ventures may put the stock back to us and reduce our working interest to 15%. As of the date of this filing, we have not paid the $125,000 due in April 2011. As of March 31, 2011, we have a 42.5% interest in the leases and working interest on 8,516 acres in Kansas.

5. CONTINGENCIES

On December 1, 2009 we began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000.  The suit also demands an accounting discovery for all items in dispute. On December 31, 2009, Deerman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred. We are currently in the discovery phases of this action.

On March 30, 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000.  We are currently communicating with each of the parties to resolve the issues amicably and may file counterclaims if necessary. Native American’s motion for Summary Judgment was dismissed on September 14, 2010. On October 19, 2010, we settled the claims with Pan American Drilling services.

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

6. SUBSEQUENT EVENTS

In the second quarter of 2011, we issued 54,090 restricted shares of our common stock to consultants for $54,090 worth of services. Our consultant shares issued were valued at $1.00.

We entered into an employment agreement with Mr. Roger Wurtele on April 8, 2011 effective January 1, 2011 as Chief Financial Officer for a period of five years. If such employee is terminated without cause or upon a change of control, the Company is obligated to pay him for the remaining term of the agreement. Mr. Wurtele’s annual salary is $120,000.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of March 31, 2011 we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme is pursuing an ongoing reworking and drilling program to increase production from its properties.

During the first quarter 2011 worked continued on the Saltwater Disposal well project and we are awaiting final approval to inject fluids from the Oklahoma Corporation Commission. During the first quarter 2011 worked continued on the West Thrifty waterflood project and we are awaiting final approval to inject fluids from the Railroad Commission in Texas.

Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs. In 2008 we derived a small amount of revenue from contract drilling on one project, the Oil Creek, but have no plans to engage in contract drilling in the future.

We have been an operating company since 2006 with the acquisition of Emerald Energy and have had revenues from operations for more than four years.

For the Three Months Ended March 31, 2011 compared to 2010

Revenues

For the three months ended March 31, 2011, net revenue was $1,017,255 an increase of approximately $984,000 from $33,265 for the three months ended March 31, 2010. The increase was mostly due to sale of working interest in a 5 well project on our West Thrifty property that resulted in $1,004,161 in revenue.  Drilling was completed on this project in March 2011. Revenue for oil sales for the three months ended March 31, 2011 was $13,094.

Expenses

Oil production costs for the three months ended March 31, 2011 totaled $60,541, a decrease of approximately $15,300 from $75,938 for the three months ended March 31, 2010. The decrease is due to reduced maintenance activities on all of our properties. Production costs exceeded revenues because of higher costs operations.

General and administrative expenses totaled $495,140, for the three months ended March 31, 2011, a decrease of approximately $901,000, from $1,396,584 for the three months ended March 31, 2010. This reduction in general and administrative expense is largely driven by reduction in expenses for services delivered.  No warrants were issued in 2011 resulting in no additional non-cash stock based compensation. These expenses, incurred in 2011, included salaries, utilities and rent, consulting fees, and presentation fees.

Loss on disposal of properties totaled $7,015, for the three months ended March 31, 2011, a decrease of approximately $321,000, from $328,341 for the three months ended March 31, 2010.

Net Income (Loss)

For the three months ended March 31, 2011, we had net income of $454,559 compared with a net loss of $1,769,038 for three months ended March 31, 2010. This increase was primarily due to asset sales during the period ended March 31, 2011.

For three months ended March 31, 2011 our net income per share on a fully diluted basis was $0.01 compared to a net loss of $0.04 per share on a fully diluted basis for the three months ended March 31, 2010.

Liquidity and Capital Resources

Cash flow used in operations was $461,551 for the three months ending March 31, 2011. Cash flow used in investing activities was $534,290 for the three months ended March 31, 2011. Cash flow provided by financing activities was $425,000 for the three months ended March 31, 2011. As of March 31, 2011, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2011.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
Our cash requirements, mostly for corporate expenses, are approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs. Drilling programs generated $1,838,725 in 2010 from the sale of working interest in a project on the West Thrifty Unit and the Saltwater Disposal project. Drilling and completion work on the West Thrifty Unit and the Saltwater Disposal projects is currently underway and we anticipate the cash generated from the sale of these drilling programs is sufficient to complete each of these projects. The sale of common stock of $1,039,748 in 2010 was sufficient to meet all of our cash needs.  Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements. In addition, we have contracted to acquire properties in Kansas, and we expect the costs to complete that acquisition to be $125,000 and the costs to develop the first well to be $800,000.  Over the next 12 months we will require $960,000 to be raised in equity offerings to fund our operations.

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

Item 4. Controls and Procedures.

During the quarter ended March 31, 2011, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, continued with our implementation of processes and systems pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of March 31, 2011 our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported accurately.

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

Changes in Controls over Financial Reporting

The principal change in the first quarter in our internal control over financial reporting, was implemented by our Chief Executive Officer and our Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting relates to the more rigorous documentation relating to entries into accounting systems as well as the limitation of access to those entitled to making entries into accounting software.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On December 1, 2009 we began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000.  The suit also demands an accounting discovery for all items in dispute. On December 31, 2009, Deerman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred. We are currently in the discovery phases of this action.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

We sold and issued the unregistered securities described below. We believe that each of the securities transactions described below was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) as a transaction not involving any public offering and Regulation D promulgated under the Securities Act of 1933. In each case, the number of investors was limited, the investors were either all accredited and/or otherwise qualified and had access to material information about the issuer, and restrictions were placed on the resale of the securities sold.
Shares issued for Cash

In the first quarter of 2011, we sold 401,333 restricted shares of our common stock to two investors for $305,000 Cash. Shares were sold at approximately $0.75 per share.

Shares issued for Services

In the first quarter of 2011, we issued 151,745 restricted shares of our common stock to 4 consultants for $131,329 worth of services.  Our shares were valued at approximately $0.87 per share.

Shares Issued for Properties

In the first quarter of 2011, we issued 750,000 restricted shares of our common stock for $750,000 to acquire a 35% Working Interest in the Smoky Hill project in Kansas.  Our shares were valued at $1.00. We have the right to buy back the common stock for $2.00 per share as discussed in Note 4.

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

Xtreme Oil & Gas, Inc.

Date: May 13, 2011	By:	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer