Form 10-Q
period 2011-06-30
Xtreme Oil & Gas, Inc.
filed 2011-08-15
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 15, 2011: 45,919,248.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS of June 30, 2011 and December 31, 2010

	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$21,721	$657,475
Cash - restricted	75,322	75,322
Accounts receivable, net	198,551	215,139
Development work in process	-	789,600
Inventory	61,009	-
Total Current Assets	356,603	1,737,536

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	8,101,070	6,637,614
	8,154,114	6,690,658
Less-Accumulated depreciation, depletion and amortization	97,461	90,463
Net property and equipment	8,056,653	6,600,195

OTHER ASSETS
Deposits	7,362	6,362
Total Other Assets	7,362	6,362

TOTAL ASSETS	$8,420,618	$8,344,093
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,929,513	$1,783,500
Deposits payable	1,373,244	4,288,725
Short-term notes payable	120,000	-
Convertible notes payable, net	36,169	-
Derivative liability	132,087	-
Total Current Liabilities	3,591,013	6,072,225

LONG TERM LIABILITIES
Asset retirement obligation	300,000	300,000

TOTAL LIABILITIES	3,891,013	6,372,225
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 50,000,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized;
45,707,000 and 43,654,832 shares issued and 45,907,000 and 44,504,832 outstanding at June 30, 2011 and December 31, 2010, respectively	45,707	43,654
Additional paid-in capital	37,053,715	36,297,076
Less Treasury Stock	(200,000)	(850,000)
Accumulated deficit	(32,369,818)	(33,518,863)
Total Stockholders' Equity	4,529,605	1,971,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,420,618	$8,344,093

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended	Three months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Income from sales of working interest, net	$1,216,917	$-	$2,221,078	$-
Oil and gas sales	37,051	14,586	50,145	47,851
TOTAL REVENUES	1,253,968	14,586	2,271,223	47,851

EXPENSES:
Production costs	33,291	69,019	93,832	144,957
General and administrative expenses	440,020	1,446,810	935,160	3,171,735
Loss on disposal of properties	8,843	411,945	15,858	411,945
TOTAL OPERATING EXPENSES	482,154	1,927,774	1,044,850	3,728,637

INCOME (LOSS) FROM OPERATIONS	771,814	(1,913,188)	1,226,373	(3,680,786)

OTHER INCOME/(EXPENSE)
Other income (expense)	-	9,670	-	9,672
Amortization of debt discounts	(36,169)	-	(36,169)	-
Interest expense, net	(9,072)	-	(9,072)	(1,442)
Derivative income (loss)	(32,087)	-	(32,087)	-
Total other income (expense)	(77,328)	9,670	(77,328)	8,230

NET INCOME (LOSS)	$694,486	$(1,903,518)	$1,149,045	$(3,672,556)

LOSS PER SHARE-BASIC AND DILUTED	$0.02	$(0.05)	$0.03	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	45,692,025	40,623,711	44,825,979	40,927,587

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(Unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,149,045	$(3,672,556)
Adjustments to reconcile net income ( loss) to net cash used in operating activities
Depreciation, depletion and amortization	6,998	8,068
Bad Debt Expense	-	30,000
Common stock issued for services	218,692	2,671,505
Income from sales of working interest	(2,221,078)	-
Gain on sale of Small Cap Strategies	-	(149,965)
Loss on disposal of properties	15,858	411,945
Amortization of debt discount	36,169	-
Derivative (income) loss	32,087	-
Changes in operating assets and liabilities:
Accounts receivable	26,588	(23,787)
Development work in process	(210,470)	-
Inventory	(61,009)	-
Other assets	(1,000)	(315,346)
Accounts payable and accrued expenses	146,012	(106,313)
Deposits payable	70,000	900,484
Net cash used in operating activities	(792,108)	(245,965)

CASH FLOWS FROM INVESTING ACTIVITIES:

Restricted cash	-	(25,200)
Proceeds from sale of assets	95,000	-
Capital Expenditures	(583,646)	(411,945)
Net cash used in investing activities	(488,646)	(437,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	120,000	-
Proceeds from convertible notes payable	100,000	-
Proceeds from sale of common stock	305,000	331,747
Proceeds from the sale of treasury stock	120,000	-
Net cash provided by financing activities	645,000	331,747

Net change in cash	(635,754)	(351,363)

CASH AT BEGINNING PERIOD	657,475	638,851

CASH AT END OF PERIOD	$21,721	$287,488

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$1,442
Deposits applied to sale of assets	$2,985,481	$-
Development work in process reclassified to oil and gas properties	$303,129	$-
Common stock issued for leasehold interests and equipment	$765,000	$-

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Management does not expect the impact of any other recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

2. HISTORY AND NATURE OF BUSINESS

Xtreme Oil & Gas, Inc. a Nevada corporation formed on October 3, 2006, is organized to engage in the acquisition, operation and development of oil and natural gas properties located in Texas and the southeast region of the United States. Effective December 29, 2006, Xtreme Technologies, Inc., a then Washington corporation, acquired Emerald Energy Partners, Inc., (“Emerald”) a Nevada corporation, in exchange for the issuance of 7,960,000 shares of the Company’s common stock and changed the Company’s name to Xtreme Oil & Gas, Inc. (“Xtreme”).

For accounting purposes, this transaction was treated as an acquisition of Xtreme Technologies, Inc. and a re-capitalization of Emerald. Emerald was the accounting acquirer and the results of its operations carried over.  Accordingly, the operations of Xtreme Technologies, Inc. were not carried over and were adjusted to $0 at the date of the merger.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - CONTINUED

Oil and Natural Gas Properties

The Company has the following oil and natural gas properties:
Oil and gas property:	December 31, 2010	Additions	Dispositions	June 30, 2011
West Thrifty / Quita Field	$5,221,375	$50,000	$237,335	$5,034,040
Texas 5 Star	21,476	492,912	-	514,388
Smoky Hill	-	875,000	-	875,000
Robinson 1-30H	-	15,000	-	15,000
Gotcheye SWD Lease	-	267,879	-	267,879
Lionheart	1,198,326	-	-	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437
Total	$6,637,614	$1,700,791	$237,335	$8,101,070

During the first quarter 2010, the Company focused its efforts on beginning our Saltwater Disposal well project and expanding the production capacity on the Lionheart project.  We successfully completed the Saltwater Well surface work and began drilling operations in March 2010. Drilling was delayed until September 2010 to comply with Commission regulations. We recommenced operations on October 1, 2010. Development work in progress on the Saltwater Disposal well was $789,600 as of December 31, 2010 and $0 as of June 30, 2011 due of completion of drilling phase and transfer of drilling costs against revenue.

During the second quarter 2011, work continued on the Saltwater Disposal well project and we have received final approval to inject fluids from the Oklahoma Corporation Commission. Completion work will begin upon receiving clarification from the commission to proceed and is based on the availability of contractors to finish the remaining work.

During the second quarter 2011, work continued on the West Thrifty waterflood project and we received final approval to inject fluids from the Railroad Commission in Texas.  We are proceeding with final preparations to begin injection and subsequently production.

On March 11, 2011, we acquired the rights to acquire up to 50% of the leases and working interest on 8,516 acres in Kansas. As of August 10, 2011, we have a 50% interest in the leases and working interest on 8,516 acres in Kansas for $875,000.

On April 22, 2011, we acquired a 0.25% working interest in the Robinson well in Oklahoma for consideration of 15,000 shares of common stock with a market value of $15,000.

3. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

On May 5, 2011 and May 18, 2011, the Company entered into two separate Convertible Promissory Notes in the principal amounts of $60,000 and $40,000, respectively (the "Notes"). The Notes bear interest at 8% per annum and mature on February 9, 2012 and February 23, 2012, respectively. Under the Convertible Promissory Note Agreements, beginning 180 days following the date of each Note, the lender has the right to convert all or any part of the outstanding and unpaid principal of the Notes into shares of the Company's common stock; provided however, that in no event shall the lender be entitled to convert any portion of the Notes that would result in the beneficial ownership by it and its affiliates to be more than 4.99% of the outstanding shares of the Company's common stock. The Notes are convertible at a variable conversion price which is calculated based on 58% of the average of the three closing prices of the Company's common stock during the three trading day period ending one trading day prior to the date the conversion notice is sent by the lender.

During the second quarter 2011, we received $70,000 in loans from a private investor.  The loan bears interest of 6% per annum and matures on February 16, 2012.

During the second quarter 2011, we received $50,000 in loans from a private investor.  The loan bears interest of $5,000 for sixty (60) days and matures on August 13, 2011.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

4. DERIVATIVE INSTRUMENTS

The Company’s debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex.  Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.  For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using binomial option pricing model.  That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

In connection with the issuance of the Notes, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 258%; risk-free interest rate of 0.5% and an expected holding period of 18 months. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the Notes.  The Company recorded a derivative loss of $38,947 at inception.

In regards to the May 5, 2011 Note, the Company recognized a derivative liability of $83,342 at the date of issuance and a change in fair value of $4,090 for the period ended June 30, 2011 resulting in a derivative liability of $79,252 at June 30, 2011.

 In regards to the May 18, 2011 Note, the Company recognized a derivative liability of $55,605 at the date of issuance and a change in fair value of $2,770 for the period ended June 30, 2011 resulting in a derivative liability of $52,835 at June 30, 2011.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Period ended June 30, 2011
Derivative (income) loss	Inception	Fair Value Adjustments	Redemptions	Total
May 5, 2011 note	$83,342	$(4,090)	$-	$79,252
May 18, 2011 note	55,605	(2,770)	-	52,835
	$138,947	$(6,860)	$-	$132,087

5. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of June 30, 2011.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew, the Company’s chief executive officer.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

5. STOCKHOLDERS’ EQUITY – (CONTINUED)

Common Stock

Significant current period changes in stockholders’ equity during the six months ended June 30, 2011 consisted of the following:

In the first quarter of 2011, we sold 401,333 restricted shares of our common stock to two investors for $305,000. Shares were sold at approximately $0.75 per share.

In the first quarter of 2011, we issued 151,745 restricted shares of our common stock to four consultants for $131,329 worth of services. Our shares were valued at approximately $0.87 per share.

In the second quarter of 2011, we issued 84,090 restricted shares of our common stock to four consultants for $87,363 worth of services.  Our shares were valued at approximately $1.04 per share.

On March 11, 2011, we acquired the rights to acquire up to 50% of the leases and working interest on 8,516 acres in Kansas. Xtreme agreed to purchase the working interest from Husky Ventures Inc. which will initially be the operator of the project. To acquire the working interests we issued 750,000 shares of our restricted Common Stock valued at $750,000, paid $125,000 and agreed to pay another $125,000 by April 4, 2011 and we have the right to buy back the common stock for $2.00 per share.  If we do not buy the common shares back by May 9, 2011, Husky Ventures may put the stock back to us and reduce our working interest to 15%. As of the date of this filing, we have not paid the $125,000. As of June 30, 2011, we have a 50% interest in the leases and working interest on 8,516 acres in Kansas.

6. CONTINGENCIES

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

On June 24, 2011 we settled all claims with Native American Drilling Services.  We agreed to pay $48,644 in payments of $5,000 per month commencing on July 31, 2011.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

7. SUBSEQUENT EVENTS

In the third quarter of 2011, we issued 12,248 restricted shares of our common stock to consultants for $13,377 worth of services. Our consultant shares issued were valued at $1.04.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of June 30, 2011 we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme is pursuing an ongoing reworking and drilling program to increase production from its properties.

During the second quarter 2011 work continued on the Saltwater Disposal well project and we have received final approval to inject fluids from the Oklahoma Corporation Commission. During the second quarter 2011 work continued on the West Thrifty waterflood project and we have received final approval to inject fluids from the Railroad Commission in Texas.

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

For the Six Months Ended June 30, 2011 compared to 2010

Revenues

For the six months ended June 30, 2011, net revenue was $2,271,223 an increase of $2,223,372 from $47,851 for the six months ended June 30, 2010. Increase in revenue was due primarily to income from sale of working interest of $2,221,078 for the six months ended June 30, 2011.

Expenses

Oil production costs for the six months ended June 30, 2011 totaled $93,832, a decrease of approximately $51,125 from $144,957 for the six months ended June 30, 2010. The decrease is due to reduced production costs on all of our properties. Production costs exceeded revenues because of higher costs of maintenance and continued additional operations to increase future production on certain wells in Texas.

General and administrative expenses totaled $935,160 for the six months ended June 30, 2011, a decrease of $2,236,575, from $3,171,735 for the six months ended June 30, 2010. These general and administrative expense differences are largely driven by a reduction in professional services expenses. Common stock issued for services for the six months ended June 30, 2011 was $218,692 compared to $2,671,505 for the six months ended June 30, 2010.  These expenses, accrued in 2011, included salaries, utilities and rent, consulting fees, stock-based compensation, and presentation fees.

Net income (loss)

For the six months ended June 30, 2011, we had a net income of $1,149,045 compared with a net loss of $3,672,566 for six months ended June 30, 2010. This increase in net income was due primarily to income from sale of working interest during the period ended June 30, 2011.

For six months ended June 30, 2011, our net income per share on a basic and diluted basis was $0.03 compared to a loss of $0.09 per share for the six months ended June 30, 2010.

For the Three Months Ended June 30, 2011 compared to 2010

Revenues

For the three months ended June 30, 2011, net revenue was $1,253,968 an increase of $1,239,382 from $14,586 for the three months ended June 30, 2010. The increase was principally due to sale of working interest in the Gotcheye salt water disposal lease that resulted in $1,216,917 in revenue.  Drilling was completed on this project in June 2011. Revenue for oil sales for the three months ended June 30, 2011 was $37,051.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Expenses

Oil production costs for the three months ended June 30, 2011 totaled $33,291, a decrease of $35,728 from $69,019 for the three months ended June 30, 2010. The decrease is due to reduced maintenance activities on all of our properties. Production costs exceeded revenues because of higher costs operations.

General and administrative expenses totaled $440,020, for the three months ended June 30, 2011, a decrease of $1,006,790, from $1,446,810 for the three months ended June 30, 2010. This reduction in general and administrative expense is largely driven by reduction in expenses for services delivered.  No warrants were issued in 2011 resulting in no additional non-cash stock based compensation. These expenses, incurred in 2011, included salaries, utilities and rent, consulting fees, and presentation fees.

Loss on disposal of properties totaled $8,843, for the three months ended June 30, 2011, a decrease of $403,102, from $411,945 for the three months ended June 30, 2010.

Net income (loss)

For the three months ended June 30, 2011, we had net income of $694,486 compared with a net loss of $1,903,518 for the three months ended June 30, 2010. This increase in net income was primarily due to sale of working interest during the period ended June 30, 2011.

For the three months ended June 30, 2011 our net income per share on a basic and diluted basis was $0.02 compared to a net loss of $0.05 per share for the three months ended June 30, 2010.

Liquidity and Capital Resources

Cash flow used in operations was $792,108 for the six months ending June 30, 2011. Cash flow used in investing activities was $488,646 for the six months ended June 30, 2011. Cash flow provided by financing activities was $645,000 for the six months ended June 30, 2011. As of June 30, 2011, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash requirements, mostly for corporate expenses, are approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs. Drilling programs generated $1,838,725 in 2010 from the sale of working interest in a project on the West Thrifty Unit and the Saltwater Disposal project. Drilling and completion work on the West Thrifty Unit and the Saltwater Disposal projects is currently underway and we anticipate the cash generated from the sale of these drilling programs is sufficient to complete each of these projects. The sale of common stock of $1,039,748 in 2010 was sufficient to meet all of our cash needs.  Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements. In addition, we have contracted to acquire properties in Kansas, and we expect the costs to complete that acquisition to be $1,500,000 and the costs to develop the first well to be $800,000.  Over the next 12 months we will require $960,000 to be raised in equity offerings to fund our operations.

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

Item 4. Controls and Procedures.

During the quarter ended June 30, 2011, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, completed our implementation of processes and systems pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of June, 2011 our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported accurately.

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

 Changes in Controls over Financial Reporting

The principal change in the second quarter 2011 in our internal control over financial reporting, was implemented by our Chief Executive Officer and our Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, relates to the more rigorous documentation relating to entries into accounting systems as well as the limitation of access to those entitled to making entries into accounting software.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On December 1, 2009, we began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000.  The suit also demands an accounting discovery for all items in dispute. On December 31, 2009, Deerman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred. We are currently in the discovery phases of this action.

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

On June 24, 2011, we settled all claims with Native American Drilling Services.  We agreed to pay $48,644 in payments of $5,000 per month commencing on July 31, 2011.

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

Shares issued for Cash

In the second quarter of 2011, we did not sell any shares to investors.

Shares issued for Services

In the second quarter of 2011, we issued 84,090 restricted shares of our common stock to 4 consultants for $87,363 worth of services.  Our shares were valued at approximately $1.04 per share.

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

Xtreme Oil & Gas, Inc.

Date: August 15, 2011	By:	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer