Form 10-Q
period 2011-09-30
Xtreme Oil & Gas, Inc.
filed 2011-11-10
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 10, 2011: 45,364,390.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS of September 30, 2011 and December 31, 2010

	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,378,697	$657,475
Cash - restricted	75,322	75,322
Accounts receivable, net	188,551	215,139
Development work in process	-	789,600
Inventory	61,009	-
Total Current Assets	1,703,579	1,737,536

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	7,564,378	6,637,614
	7,617,422	6,690,658
Less-Accumulated depreciation, depletion and amortization	100,743	90,463
Net property and equipment	7,516,679	6,600,195

OTHER ASSETS
Deposits	7,362	6,362
Total Other Assets	7,362	6,362

TOTAL ASSETS	$9,227,620	$8,344,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,887,740	$1,783,500
Deposits payable	1,373,244	4,288,725
Short-term notes payable	50,000	-
Convertible notes payable, net	174,059	-
Derivative liability	5,729,968	-
Total Current Liabilities	9,215,011	6,072,225

LONG TERM LIABILITIES
Asset retirement obligation	300,000	300,000
TOTAL LIABILITIES	9,515,011	6,372,225

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 49,999,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized; 45,187,581 and 43,654,832 shares issued and 45,187,581 and 44,504,832 shares outstanding at September 30, 2011 and December 31, 2010, respectively	45,188	43,654
Additional paid-in capital	36,120,111	36,297,076
Less Treasury Stock	-	(850,000)
Accumulated deficit	(36,452,691)	(33,518,863)
Total Stockholders' Equity (Deficit)	(287,391)	1,971,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$9,227,620	$8,344,093

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended	Three months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Income from sales of working interest, net	$115,000	$-	$2,336,078	$-
Oil and gas sales	7,766	24,628	57,911	72,479
TOTAL REVENUES	122,766	24,628	2,393,989	72,479

EXPENSES:
Production costs	50,389	51,866	144,221	196,823
General and administrative expenses	593,519	1,369,851	1,528,679	4,541,586
Loss on disposal of properties	21,603	-	37,461	411,945
TOTAL OPERATING EXPENSES	665,511	1,421,717	1,710,361	5,150,354

INCOME (LOSS) FROM OPERATIONS	(542,745)	(1,397,089)	683,628	(5,077,875)

OTHER INCOME/(EXPENSE)
Other income (expense)	16,223	(15,800)	16,223	(6,128)
Amortization of debt discounts	(234,059)	-	(270,228)	-
Interest expense, net	(80,580)	1,442	(89,652)	-
Derivative income (expense)	(3,388,778)	-	(3,420,865)	-
Gain on debt extinguishment	147,066	-	147,066	-
Total other income (expense)	(3,540,128)	(14,358)	(3,617,456)	(6,128)

NET LOSS	$(4,082,873)	$(1,411,447)	$(2,933,828)	$(5,084,003)

LOSS PER SHARE-BASIC AND DILUTED	$(0.09)	$(0.03)	$(0.07)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	45,700,493	42,731,180	45,120,687	41,536,076

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,933,828)	$(5,084,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	10,280	11,946
Bad debt expense	-	30,000
Common stock issued for services	234,568	3,699,799
Income from sales of working interest	(2,336,079)	-
Gain on sale of Small Cap Strategies	-	(149,965)
Loss on disposal of properties	37,461	411,945
Gain on debt extinguishment	(147,066)	-
Amortization of debt discount	270,228	-
Derivative expense	3,420,865	-
Changes in operating assets and liabilities:
Accounts receivable	26,588	(6,538)
Development work in process	(210,471)	(534,400)
Inventory	(61,009)	-
Other assets	(1,000)	1,500
Accounts payable and accrued expenses	104,241	(221,597)
Deposits payable	70,000	844,548
Net cash used in operating activities	(1,515,222)	(996,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	25,000
Proceeds from sale of assets	220,000	-
Capital expenditures	(818,556)	(411,945)
Net cash used in investing activities	(598,556)	(386,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,000	-
Proceeds from convertible notes payable	2,520,000	-
Payments on convertible notes payable	(160,000)	-
Proceeds from sale of common stock	305,000	890,248
Proceeds from the sale of treasury stock	120,000	-
Net cash provided by financing activities	2,835,000	890,248

Net change in cash	721,222	(493,462)

CASH AT BEGINNING PERIOD	657,475	638,851

CASH AT END OF PERIOD	$1,378,697	$145,389

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$1,442
Deposits applied to sale of assets	$2,985,481	$-
Development work in process reclassified to oil and gas properties	$303,129	$-
Common stock issued for leasehold interests and equipment	$15,000	$-

 See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Accounting Estimates

The preparation of the accompanying unaudited consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies. These estimates include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-term asset valuation, obligations and commitments. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

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

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma, Kansas and Texas. The majority of the Company’s oil and natural gas production is from its Texas wells for 2011 and 2010.  Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as part of the normal course of business.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - CONTINUED

Oil and Natural Gas Properties

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2010	Additions	Dispositions	September 30, 2011
West Thrifty / Quita Field	$5,221,375	$50,000	$237,335	$5,034,040
Texas 5 Star	21,476	493,848	-	515,324
Smoky Hill	-	1,000,000	750,000	250,000
Robinson 1-30H	-	15,000	-	15,000
Hancock #1-20H	-	40,888	-	40,888
Gotcheye SWD Lease	-	314,363	-	314,363
Lionheart	1,198,326	-	-	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437
Total	$6,637,614	$1,914,099	$987,335	$7,564,378

During the first quarter 2010, the Company focused its efforts on beginning our Saltwater Disposal well project and expanding the production capacity on the Lionheart project.  We successfully completed the Saltwater Well surface work and began drilling operations in March 2010. Drilling was delayed until September 2010 to comply with Commission regulations. We recommenced operations on October 1, 2010. Development work in progress on the Saltwater Disposal well was $789,600 as of December 31, 2010 and $0 as of September 30, 2011 due to completion of drilling phase and transfer of drilling costs against revenue.

During the third quarter 2011, work continued on the Saltwater Disposal well project and we have completed additional testing to inject fluids required from the Oklahoma Corporation Commission. Completion work has begun on the surface equipment.

During the third quarter 2011, we completed work on the West Thrifty waterflood project and we received final approval to inject fluids from the Railroad Commission in Texas.  We have begun injection on this project and initial production.

On March 11, 2011, we acquired the rights to acquire up to 50% of the leases and working interest on 8,516 acres in Kansas. As of November 15, 2011, we have a 15% interest in the leases and working interest on 8,516 acres in Kansas for a cost of $250,000.

On April 22, 2011, we acquired a 0.25% working interest in the Robinson well in Oklahoma for consideration of 15,000 shares of common stock with a market value of $15,000.

On September 5, 2011, we acquired a 1% working interest in the Hancock well in Oklahoma for consideration $40,888 in cash.

3. NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

On September 12, 2011, the Company raised $2,360,000 in convertible Notes.  The Notes bear an interest rate of 12% per annum and mature on September 12, 2013.  Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the Notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of the Company's common stock. The Notes are convertible at a fixed conversion price of $0.28 per share.  In addition, the company issued Warrants to acquire 6,810,269 shares of the Company’s common stock at a strike price of $0.28 per share.  The warrants expire on September 12, 2016. The conversion price of the notes and warrants will be reduced in the event the Company issues or sells any shares of common stock less than the conversion price.

On September 12, 2011, the Company converted $110,000 in loans from a private investor into the convertible Notes mentioned above.

On September 25, 2011, the Company exercised its prepayment options on all outstanding convertible notes other than those issued on September 12, 2011, and retired this debt, including accrued interest of approximately $74,000, for approximately $234,000 in cash. The Company recorded a gain of $147,066 upon the retirement of this debt.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

In connection with the issuance of the Notes and Warrants, the Company has applied the guidance of FASB ASC Topic No. 815-40. Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features. The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 290%; risk-free interest rate of 0.5% and an expected holding period of 24 months for the Notes and 60 months for the Warrants. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the Notes and Warrants.  The Company recorded a derivative expense on the Notes of $649,212 at inception and a further derivative expense on the Warrants of $2,431,437 at inception.

In regards to the September 12, 2011 Note, the Company recognized a derivative liability of $3,009,212 at the date of issuance and a change in fair value of $160,022 for the period ended September 30, 2011 resulting in a derivative liability of $3,169,234 at September 30, 2011.

In regards to the September 12, 2011 Warrants, the Company recognized a derivative liability of $2,431,437 at the date of issuance and a change in fair value of $129,297 for the period ended September 30, 2011 resulting in a derivative liability of $2,560,734 at September 30, 2011.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Period ended September 30, 2011
Derivative liability	Inception	Fair Value Adjustments	Redemptions	Total
September 12, 2011 note	$3,009,212	$160,022	$-	3,169,234
September 12, 2011 warrant	2,431,437	129,297	-	2,560,734
	$5,440,649	$289,319	$-	$5,729,968

5. STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 49,999,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of September 30, 2011.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew, the Company’s chief executive officer.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

5. STOCKHOLDERS’ EQUITY (DEFICIT) – (CONTINUED)

Common Stock

Significant current period changes in stockholders’ equity (deficit) during the nine months ended September 30, 2011 consisted of the following:

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

In the second quarter of 2011, we issued 15,000 shares of common stock with a market value of $15,000 and acquired a 0.25% working interest in the Robinson well in Oklahoma.

On March 11, 2011, we acquired the rights to acquire up to 50% of the leases and working interest on 8,516 acres in Kansas. Xtreme agreed to purchase the working interest from Husky Ventures Inc. which will initially be the operator of the project. To acquire the working interests we issued 750,000 shares of our restricted Common Stock valued at $750,000, paid $125,000 and agreed to pay another $125,000 by April 4, 2011 and we have the right to buy back the common stock for $2.00 per share.  If we do not buy the common shares back by May 9, 2011, Husky Ventures may put the stock back to us and reduce our working interest to 15%. We have made all our payments and Husky has returned the 750,000 shares of common stock resulting in the Company owning 15% of the leases and working interest.

In the third quarter of 2011, we issued 30,581 restricted shares of our common stock to four consultants for $15,877 worth of services.  Our shares were valued at approximately $0.52 per share.

6. CONTINGENCIES

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

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000.  Genie filed a counterclaim for $53,110 for their services rendered after causing the damage. Genie recently admitted their liability to the court and we are currently in settlement discussions with them.   Due to expanded depositions of witnesses we expect those discussions to continue into 2012. Crescent Consulting Services and Onsite Oil Tools were added to the suit as defendants on March 1, 2011 based on depositions taken from Genie Services in February.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

7. SUBSEQUENT EVENTS

In the fourth quarter of 2011, we issued 165,000 restricted shares of our common stock to three consultants for $51,150 worth of services. Our consultant shares issued were valued at $0.31.

In the fourth quarter of 2011, we issued 11,809 restricted shares of our common stock to two consultants for $12,885 worth of services. Our consultant shares issued were valued at $1.09.

On October 10, 2011, we repaid a note for $50,000 from a private investor.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in Part I. Items 2 and 3 hereof, as well as within this Report generally. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC (the “Form-10K”), which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in the Form 10-K. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of September 30, 2011 we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme plans to pursue an ongoing reworking and drilling program to increase production from its properties.

During the third quarter 2011 work continued on the Saltwater Disposal well project and we received final approval to inject fluids from the Oklahoma Corporation Commission in September. During the third quarter 2011 work was completed on the West Thrifty waterflood project and we began to inject fluids in November having received approval from the Railroad Commission in Texas.

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

 For the Nine Months Ended September 30, 2011 compared to 2010

Revenues

For the nine months ended September 30, 2011, net revenue was $2,393,989 an increase of $2,321,510 from $72,749 for the nine months ended September 30, 2010. Increase in revenue was due primarily to income from sale of working interest of $2,336,078 for the nine months ended September 30, 2011.

Expenses

Oil production costs for the nine months ended September 30, 2011 totaled $144,221, a decrease of $52,602 from $196,823 for the nine months ended September 30, 2010. The decrease is due to reduced production costs on all of our properties. Production costs exceeded oil and gas revenues because of higher costs of maintenance and continued additional operations to increase future production on certain wells in Texas.

General and administrative expenses totaled $1,528,679 for the nine months ended September 30, 2011, a decrease of $3,012,907, from $4,541,586 for the nine months ended September 30, 2010. These general and administrative expense differences are largely driven by a reduction in professional services expenses. These expenses, accrued in 2011, included salaries, utilities and rent, consulting fees, stock-based compensation, and presentation fees.

Other Expenses

Other expenses totaled $3,617,456 for the nine months ended September 30, 2011 compared to $6,128 for the period ended September 30, 2010, an increase of $3,611,328.  The increase was due to non-cash charges of $3,544,027 for the amortization of debt discount, gain on debt extinguishment and the derivative expense on the convertible notes and warrants dated September 12, 2011.

 Net loss

For the nine months ended September 30, 2011, we had a net loss of $2,933,828 compared with a net loss of $5,084,003 for nine months ended September 30, 2010. This decrease in net loss was due primarily to income from sale of working interest during the period ended September 30, 2011. Without the non-cash charges for debt discount amortization, gain on debt extinguishment and derivative expense on convertible debt we would have had net income of $610,199.  We believe it is useful for the Company and investors to consider this non-GAAP measure as it excludes significant one time accounting charges related to the Notes and Warrants we issued during the third quarter.

For the nine months ended September 30, 2011, our net loss per share on a basic and diluted basis was $0.07 compared to a loss of $0.12 per share for the nine months ended September 30, 2010. Without the non-cash charges for debt discount amortization, gain of debt extinguishment and derivative losses on convertible debt we would have had net income per share on a basic and fully diluted basis of $0.01 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

For the Three Months Ended September 30, 2011 compared to 2010

Revenues

For the three months ended September 30, 2011, net revenue was $122,766 an increase of approximately $98,000 from $24,628 for the three months ended September 30, 2010. The increase was principally due to sale of working interest in the West Thrifty Unit that resulted in $115,000 in revenue.   Revenue for oil sales for the three months ended September 30, 2011 was $7,766.

Expenses

Oil production costs for the three months ended September 30, 2011 totaled $50,389, a decrease of $1,477 from $51,866 for the three months ended September 30, 2010. The decrease is due to reduced maintenance activities on all of our properties. Production costs exceeded oil and gas revenues because of higher costs operations.

General and administrative expenses totaled $593,519, for the three months ended September 30, 2011, a decrease of $776,332, from $1,369,851 for the three months ended September 30, 2010. This reduction in general and administrative expense is largely driven by reduction in expenses for services delivered.   These expenses, incurred in 2011, included salaries, utilities and rent, consulting fees, and presentation fees.

Loss on disposal of properties totaled $21,603, for the three months ended September 30, 2011, an increase of $21,603, from $0 for the three months ended September 30, 2010.

Other Expenses

Other expenses totaled $3,540,128 for the three months ended September 30, 2011 compared to $14,358 for the period ended September 30, 2010, an increase of $3,525,770.  The increase was due primarily to non-cash charges of $3,475,771 for the amortization of debt discount, gain of extinguishment of debt and the derivative expense on the convertible notes and warrants dated September 12, 2011.

Net loss

For the three months ended September 30, 2011, we had net loss of $4,082,873 compared with a net loss of $1,411,447 for the three months ended September 30, 2010. This increase in net loss was primarily due to accounting charges taken for derivative instruments during the period ended September 30, 2011.

For the three months ended September 30, 2011 our net loss per share on a basic and diluted basis was $0.09 compared to a net loss of $0.03 per share for the three months ended September 30, 2010.

Liquidity and Capital Resources

Cash flow used in operations was $1,515,222 for the nine months ending September 30, 2011. Cash flow used in investing activities was $598,556 for the nine months ended September 30, 2011. Cash flow provided by financing activities was $2,835,000 for the nine months ended September 30, 2011. As of September 30, 2011, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash requirements, mostly for corporate expenses, are projected to be approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs. Drilling programs generated $1,838,725 in 2010 from the sale of working interest in a project on the West Thrifty Unit and the Saltwater Disposal project. Drilling and completion work on the West Thrifty Unit is completed and is approaching the final stages on the Saltwater Disposal projects and we anticipate the cash generated from the sale of these drilling programs is sufficient to complete each of these projects.  Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements. In addition, we have completed the acquisition of 15% of our properties in Kansas and we anticipate our share of the costs to develop the first well to be $250,000.

To continue with our business plan including the funding of operations, we may require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by selling interest in prospects to investors through drilling programs and through future offerings of equities.

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

ITEM 4. Controls and Procedures

As of the end of the quarter ended September 30, 2011, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000.  Genie filed a counterclaim for $53,110 for their services rendered after causing the damage. Genie recently admitted their liability to the court and we are currently in settlement discussions with them.   Due to expanded depositions of witnesses we expect those discussions to continue into 2012. Crescent Consulting Services and Onsite Oil Tools were added to the suit as defendants on March 1, 2011 based on depositions taken from Genie Services in February.

On June 24, 2011, we settled all claims with Native American Drilling Services.  We agreed to pay $48,644 in payments of $5,000 per month commencing on July 31, 2011.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

We sold and issued the unregistered securities described below. We believe that each of the securities transactions described below was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) as a transaction not involving any public offering and Regulation D promulgated under the Securities Act of 1933. In each case, the number of investors was limited, the investors were either all accredited and/or otherwise qualified, had access to material information about the issuer, and restrictions were placed on the resale of the securities sold.

Shares issued for Cash

In the third quarter of 2011, we did not sell any shares to investors.

Shares issued for Services

In the third quarter of 2011, we issued 30,581 restricted shares of our common stock to four consultants for $15,877 worth of services.  Our shares were valued at approximately $0.52 per share.

ITEM 6. EXHIBITS

10.1 Form of Subscription Agreement*

10.2 Form of Notes*

10.1 Form of Warrant*

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

32.1 Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xtreme Oil & Gas, Inc.

Date: November 10, 2011	By:	/s/ Willard G. McAndrew, III
Willard G. McAndrew, III
Chief Executive Officer

Date: November 10, 2011	By:	/s/ Roger N. Wurtele
Roger N. Wurtele
Chief Financial Officer