Form 10-K
period 2011-12-31
Xtreme Oil & Gas, Inc.
filed 2012-03-30
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $.001 per share, held by non-affiliates (based upon the closing sales price on the OTC QB Exchange on June 30, 2011, the last business day of registrant’s most recently completed second fiscal quarter) was approximately $15.3 Million.

As of March 30, 2012, there were 45,380,366 shares of common stock outstanding.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this Annual Report on Form 10-K filed with the SEC (the “Form-10K”), which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

·	our ability to successfully develop our undeveloped acreage primarily held in Texas;
·	volatility in commodity prices for oil and natural gas;
·	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);
·	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
·	the potential for production decline rates for our wells to be greater than we expect;
·	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;
·	our ability to replace oil and natural gas reserves;
·	environmental risks;
·	drilling and operating risks;
·	exploration and development risks;
·	competition, including competition for acreage in resource-style areas;
·	management’s ability to execute our plans to meet our goals;
·	our ability to retain key members of senior management and key technical employees;
·	our ability to obtain goods and services, such as drilling rigs and tubulars, and access to adequate gathering systems and pipeline take-away capacity, necessary to execute our drilling program;
·	our ability to secure firm transportation for natural gas we produce and to sell natural gas at market prices;
·
general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the economic recession and credit crisis in the United States will be prolonged, which could adversely affect demand for oil and natural gas and make it difficult to access financial markets;

·	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and
·	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in this Form 10-K. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

In addition, we plan to drill and operate saltwater disposal wells and began our first saltwater disposal well in the first half of 2010. We have completed drilling our first well and have placed the well into operation.

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

Our Approach to the Business - continued

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

Generally, Xtreme will acquire properties for the long term and will not look to sell except through drilling joint ventures and partnerships with other investors; although circumstances could arise where Xtreme may elect to re-balance its portfolio by selling or trading lesser producing properties in order to redeploy capital to a better opportunity in other areas of activity. Also, Xtreme plans to operate its own properties and it does not expect to participate in any projects as a passive investor. Nonetheless, Xtreme is not the operator on the Smoky Hill Project. We expect that drilling projects for the foreseeable future will be financed by issuing debt, selling Common Stock or by selling interest through joint ventures or partnerships with additional investors with Xtreme maintaining approximately a 50% working interest in the property. We have a 17.79% working Interest in the Smoky Hill prospect and have sold off a 5.79% working interest in the first two wells to be drilled on the prospect.

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

As of December 31, 2011, the company owns working interest on 10,348 surface acres containing 67 oil wells and drilling locations in Texas, Kansas, and Oklahoma.

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

As of December 31, 2011, we owned and operated three locations in Texas and Oklahoma and we are a non-operator in Kansas. Several of these fields have been drilled and are producing while we are determining the final drilling locations and technological approaches for the others.

West Thrifty Unit/Quita Field

In October 2006, Emerald Energy acquired a 22.275% interest, a 15.592% net revenue interest, in the West Thrifty Unit (the “WTU”) and the Quita Field (the “Quita”). The WTU is located in Brown County, Texas, on 1,272 acres and the Quita is 400 contiguous surface acres adjacent to the WTU. The WTU has 53 wells, all drilled to the Fry Sand, a producing zone located at a depth of approximately 1,300 feet, with the Quita having ten wells, all drilled to deeper formations, the Caddo and Ellenberger formations.

We acquired the balance of the WTU working interest of 77.725% by February 2008. Our 100% working interest was a 65% net revenue interest with two over riding royalties totaling 5% being assigned to two of the then principals of the Company, one of which was Mr. McAndrew, 2.5% of which has since been reacquired by the Company. As a result of the same transaction, we acquired a 100% working interest in the Quita. For these transactions we paid 6,860,000 shares of stock and valued our working interest in the West Thrifty Unit at $5,034,400.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Current Oil and Natural Gas Projects - continued

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

In 2009, we sold a 10% working interest in the WTU for $250,000 cash. Other than the first five well developments, we currently own a 90% working interest in the WTU, subject to a 2.5% override. With respect to the first five well developments, where four wells are used as injection wells to drive petroleum products to the fifth well, we own a 65.1% working interest subject to a 2.5% overriding royalty.

Although the WTU has 53 well sites, we anticipate developing the prospect using similar waterflood techniques where four wells would be used for injecting water to drive production to the fifth.

During the fourth quarter 2010, we raised approximately $997,500 for 24.9% working interest in a five well drilling program.  These funds were recorded as deposits on our balance sheet until the project was completed in October 2011.  Upon completion these deposits less expenses now show as revenue from drilling projects on our statement of operations.

The Company is the Operator of the WTU and the Quita Field.

Xtreme Operating Co., LLC.

We acquired I.R.A. Oil and Gas, LLC in October 2007 and renamed it Xtreme Operating Co., LLC. Xtreme Operating Company is licensed by the State of Texas to act as an operator of oil and gas properties; we conduct our drilling operations in Texas through this entity.

Lionheart

On October 1, 2008, we acquired the Lionheart property located in Logan County, OK. We recognized income from assets sales $1.8 million in 2009 from selling interests in this drilling project. In the summer of 2009, we began drilling on the prospect and in January 2010 began modest production on the prospect with plans to increase this production by using an acidizing and fracturing methodology. We successfully raised $1,290,000 for the drilling and completion of this well and were producing an average of 75 barrels per day of oil and 250 mcf of gas beginning in January 2010 and continued production until February 17, 2010 when a vendor failed to properly secure their equipment and damaged the wellbore. We settled our disputes with those vendors in March 2012. Production was two mcf of gas per day and is now zero.  Initial repairs were completed to the well in June 2010.  We are currently evaluating the prospect for its future utility which includes reentering the existing wellbore to produce oil and gas from other zones or converting it to a Saltwater Disposal facility.  No determination has been made yet on which direction we will proceed.  See Item 3. “Legal Proceedings”

The Company is the Operator of the Lionheart property, and Mr. McAndrew has a 2.6% overriding royalty interest in the prospect.

Oil Creek

In March, 2008 we acquired the Oil Creek property, located in McLain County, OK. We drilled and completed this well under contract with a third party. We purchased a 10% working interest, retained a 12.5% carried interest, retained a 10% geological and generation interest and a 12.5% back-end after payout interest in this property. Within the Area of Mutual Interest (AMI) we are to receive these same terms on any other projects. See Item 3. Legal Proceedings.  We were successful in raising $1,800,000 for the drilling and completion of this well and it has produced over $1,000,000 in revenue during 2009, 2010 and 2011 of which 15% are attributable to our interest.

Salt Water Disposal Well

We have begun drilling on a saltwater disposal well located east of Oklahoma City, a program financed through a drilling program. We raised approximately $3,291,000 for this drilling program during the fourth quarter 2009 through first quarter 2010.  These funds are recorded as deposits on our balance sheet until the project is completed.  Upon completion these deposits will show as revenue from drilling projects on our statement of operations. We have completed drilling this well and we have placed it into service in March 2012.  We plan to seek an additional site for our second well during 2012.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Current Oil and Natural Gas Projects - continued

Smoky Hill, Kansas

We have acquired 17.79% of the leases and working interest on 8,516 acres in central Kansas. We agreed to purchase the working interest from Husky Ventures Inc. which will initially be the operator of the project.

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

Husky has completed drilling the first well on this property and is in the process of finishing completion operations.  We expect this well to begin production in mid 2012.  Once production results are understood, we expect that Husky will proceed to drill additional wells during 2012.

The total cost for the leasehold interest is $1,750,000, largely reimbursement for the land, geologic, engineering and related expenses.  To acquire the leasehold and working interests we originally issued 750,000 shares of our Common Stock as a deposit, paid $125,000 and agreed to pay another $125,000 by April 4, 2011.  We have since received those shares back and canceled them and completed our payments acquiring a 17.79% interest.  We have since sold a 5.79% working interest in the first two wells for $657,000 through February 2012.

Production and Operating Statistics

The following table presents certain information with respect to our gross production and operating data for the periods presented:

	Year Ended December 31,
	2011	2010	2009
Gas
Production (mcf)	-	-	-
Revenue	-	-	-
Average production per day (mcf)*	-	-	-
Average sales price per mcf	-	-	-
Production costs **	-	-	-
Oil
Production (bbl)	1,610	3,593	5,500
Revenue	$64,249	$89,535	$196,249
Average production per day (bbl)*	4.4	9.8	15.1
Average sales price per bbl	$89.59	$74.81	$53.48
Production costs **	$194,848	$241,896	$261,540

*      Average production is based on a 365 day year
**    Production costs, exclusive of work-over costs, are costs incurred to operate and maintain wells and equipment and to pay production taxes.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2011. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are producing and wells capable of producing oil or natural gas or both.

	Productive Wells		Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net	Gross	Net
Oil Creek	1	-	80	8	-	-
Lionheart	1	1	160	120	-	-
West Thrifty	53	34	1,272	825	-	-
Quita	10	6	400	260	-	-
Smoky Hill	-	-	-	-	8,516	1,515
Robinson	1	1	160	1	-	-
Hancock	1	1	160	1	-	-

Drilling Activity

The following table sets forth the number of completed gross exploratory and gross development wells drilled by us. The number of wells drilled refers to the number of wells commenced at any time during the respective year. Productive wells are producing wells and wells capable of production.

	Gross
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2011	-	-	-	1	-	1
Year ended December 31, 2010	-	-	-	-	-	-
Year ended December 31, 2009	-	-	-	1	-	1
	Net
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2011	-	-	-	1	-	1
Year ended December 31, 2010	-	-	-	-	-	-
Year ended December 31, 2009	-	-	-	1	-	1

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

Industry and Economic Factors - continued

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

The Company had oil and gas sales to one unaffiliated purchaser, Plains Marketing, for the year ended December 31, 2011, which accounts for 100% of our oil and gas sales, excluding our sales of working interest to third parties.  We believe that there is a ready market for all oil and gas we produce, with pipelines in place where we would produce gas. Xtreme has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity, since this customer is an active buyer in the areas where our wells are located and prices between potential customers vary little or not at all because prices are tied to the going market rate for the commodity. If Xtreme lost any customer, management believes Xtreme could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one of Xtreme’s major customers would have a material adverse effect on its business.

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

Governmental Regulation - continued

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

Governmental Regulation - continued

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

Employees

Xtreme presently has five full-time executive, operational, and clerical employees. In addition, we employ several contractors and consultants for engineering, geology, operations and business management. None of our employees is a member of a labor organization or is covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Our auditors’ report in our December 31, 2011, consolidated financial statements, expressed an opinion that the Company’s capital resources as of December 31, 2011 are not sufficient to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. There is the distinct possibility that we will no longer be a going concern and will cease operations.

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

As of December 31, 2011, Mr. McAndrew owns all of our Nontransferable Preferred Stock, preferred stock having votes equal to 1.1 times the number of common shares outstanding. This Nontransferable Preferred Stock coupled with his beneficial ownership of 13,931,000 common shares gives him a total of 63,831,829 shares to vote or a voting percentage of 67.0%.   See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. As a result, Mr. McAndrew will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. McAndrew will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We are dependent on our ability to obtain financing to supplement our cash flow from operations. Historically, we have financed our business plan and operations primarily with issuances of common stock. We also require capital to continue operations and to fund our capital budget focused on the development of oil and gas properties. Production of oil and gas will require significant capital expenditures and successful drilling operations. Our cash requirements, mostly for corporate expenses, are approximately $80,000 per month or $960,000 per year, and our drilling activity is being funded from drilling programs. Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements. Although, we have contracted to acquire additional properties, we lack the cash requirements necessary to complete the acquisition and develop them.  See Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations – For the Years Ended December 31, 2011 compared to 2010 – Liquidity and Capital Resources. We will be required to meet our needs from our internally generated cash flows, debt financings and equity financings.

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

ITEM 1A.                RISK FACTORS – continued

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

ITEM 1A.                RISK FACTORS - continued

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

ITEM 1A.                RISK FACTORS - continued

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

Compliance with environmental and other government regulations could be costly and could negatively impact production.

Our operations could result in liability for personal injuries, property damage, natural resource damages, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and the issuance of orders enjoining operations. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases and use of fracking fluids, resulting in increased operating costs. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity.

These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions and could have a significant impact on our operating costs, as well as the oil and gas industry in general. While we believe that we are currently in compliance with environmental laws and regulations applicable to our operations, no assurances can be given that we will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

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

ITEM 1A.                RISK FACTORS - continued

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

ITEM 1A.                RISK FACTORS - continued

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

ITEM 1A.                RISK FACTORS - continued

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

As of March 30, 2012, we had outstanding 45,380,366 shares of common stock.  Sales of a substantial number of shares of our common stock in the public markets following this filing by any of our existing stockholders (or persons to whom our existing stockholders may distribute shares of our common stock), or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

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

ITEM 1A.                RISK FACTORS - continued

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

On March 30, 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We dispute the amounts due based on contracted terms between us.  We have settled with all suppliers in this suit except for Baker Hughes whose bills we continue to dispute.

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000 based on their negligence that resulted in damaging the wellbore and added Crescent Services and Onsite Oiltools as additional defendants.   Genie filed a counterclaim for $53,110 for their services rendered after causing the damage. Genie admitted their liability to the court and we are currently in settlement discussions with them.  We settled all claims between the parties in confidential settlements dated March 5, 2012.

Neither Xtreme nor any of its officers, directors or holders of five percent or more of its common stock is a party to any additional material pending legal proceedings and to the best of our knowledge, no additional such proceedings by or against Xtreme or its officers, or directors or holders of five percent or more of its common stock have been threatened.

ITEM 4.                   MINE SAFETY DISCLOSURES

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

Calendar Quarter Ended	Low Bid ($)	High Bid ($)

March 31, 2010	1.50	1.50
June 30, 2010	1.55	1.55
September 30, 2010	1.52	1.52
December 31, 2010	2.05	2.05

March 31, 2011	0.20	2.05
June 30, 2011	0.22	0.81
September 30, 2011	0.12	0.54
December 31, 2011	0.18	0.34

On March 30, 2012 there were 177 holders of record of our common stock listed by our transfer agent.

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

Recent Sales of Unregistered Securities

In the fourth quarter of 2011, we issued 165,000 restricted shares of our common stock to three consultants for services valued at $51,150.

In the fourth quarter of 2011, we issued 11,809 restricted shares of common stock to two consultants for services valued at $12,885.

Equity Compensation Plans

The Company has no equity compensation plans.  See Item 11. Executive Compensation

Reacquisition of Equity Shares

In March 2011 we acquired the right to acquire up to 50% of the leases and working interests on 8,516 acres in Kansas, the Smoky Hill prospect.  In connection with this acquisition, we issued 750,000 shares of common stock with the right to buy the shares back at $2.00 per share.  In the alternative, if we did not buy the shares back they could be put to us and our interest in the Smoky Hill prospect reduced to 15%.  In September, all of those shares were returned to us and our interest reduced to 15%.  See “Current Oil and Gas Projects, Smoky Hill Kansas.”

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2011 and 2010 and for each of the years ended December 31, 2011 and 2010 included in Item 8 of this Annual Report on Form 10-K.

Cautionary Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements about the Company’s plans and anticipated results of operations and financial condition. These statements include, but are not limited to, our plans, objectives, expectations and intentions and are not statements of historical fact. When used in this report, the words expects, believes, anticipates, could, may, will, should, plan, predicts, projections, continue and other similar expressions constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results or performance, and such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain risks and uncertainties and the Company’s success in managing such risks and uncertainties could cause actual results to differ materially from those projected, including among others, the risk factors described in Item 1A of this report. These forward-looking statements speak only as of the date of this release. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers should carefully review all disclosures filed by the Company from time to time with the SEC.

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of December 31, 2011 we own working interests in 10,348 acres of oil and gas leases in Texas, Kansas and Oklahoma that now include 12 gross producing wells and 55 gross non-producing wells. Xtreme is pursuing an ongoing reworking and drilling program to increase production from its properties. Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs.

Results of Operations

For the Year Ended December 31, 2011 compared to 2010

Revenues

For the year ended December 31, 2011, revenues were $2,493,873 compared to revenue of $89,835 for year ending December 31, 2010.

Sales of oil and gas in both years came from our Texas fields, the West Thrifty and Quita fields, with revenues of $89,835 in 2010 declining to $64,249 in 2011. The decline in revenue in 2011 is attributed to repairs in the Quita requiring more time than expected, although by the end of the year production had recovered.

We recognized $2,429,624 of revenue in 2011 and $0 in 2010 from the sale of working interests in our leases. When we sell such working interests, we record cash receipts as deposits payable. As drilling on a project is completed, we decrease the liability and recognize revenue. All of our sales of working interests are sold on a turnkey basis, that is, we agree to be responsible for all costs incurred in drilling that are attributable to the working interest sold, profiting where these expenses are less than the actual expenses attributable to the working interests and absorbing costs where they exceed the amount sold.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Expenses

Oil production expenses totaled $194,848 and $241,896 for the years ended December 31, 2011 and 2010, respectively. The decrease in expenses related to reduced maintenance costs on the Quita field.   Loss on disposal of properties totaled $48,356 for the year ended December 31, 2011 and was directly related to our attempts to recover damages on the Lionheart property. We continued to operate the West Thrifty and Quita properties and invest in improving field operations to properly maintain and improve our production efficiency. Production costs exceeded revenues because of higher costs of maintenance and repairs. Expenses related to disposing of property declined significantly in 2011 to $48,356 from $411,495 in 2010, because the remediation costs in 2010 of the Lionheart well did not continue into 2011.

General and administrative expenses totaled $1,526,977 for the year ended December 31, 2011, a decrease of approximately $5,000,000 from $6,502,238 for the year ended December 31, 2010.

In 2010 we recognized $4,570,833 in stock compensation to executives and employees plus an additional $75,000 in stock compensation to three individuals who agreed to serve as directors, both pieces of compensation not incurred in 2011. Nonetheless, we incurred significant litigation expenses in 2011, principally as we pursued recovery on the Lionheart prospect. We anticipate litigation expenses to decline in 2012.

Other Income (expense)

Other income (expense) decreased from $3,013 income in 2010 to $853,577 expense in 2011. Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs. Almost all of the 2011 expense related to our debt placement in September 2011 with interest expense of $199,492, amortization of debt discount of $391,767, and a derivative expense of $436,699. Offsetting these expenses was a gain on extinguishment of debt of $155,044, principally a gain that occurred when a portion of the proceeds from our September 2011 debt offering was used to pay off some existing debt. A portion of this gain is also attributable to payments we made in December 2011 required under the September 2011 debt. Accruals similar to that made in December 2011 will be incurred throughout 2012 as we make monthly payments on that debt.

Our derivative income (expense) is subject to wide variation from the application of the binomial model used to calculate future convertible liabilities. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. At the end of each quarter and when we make monthly payments on the debt, we will calculate again the Derivative income (expense). We anticipate similar wide variations in this amount with the principal reason for the fourth quarter’s fluctuation being the change in the fair value of the company’s stock price.  An decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the binomial model). See Note 2 – Significant Accounting Policies to the consolidated financial statements.

Net Loss

For the year ending December 31, 2011, we had net loss of $205,088 compared with net loss of $7,079,703 for 2010. The loss was primarily due to stock based compensation charges as described below, issuances of common stock for services, and non-cash charges for the issuance of convertible debt and warrants in September 2011.

For the year ending December 31, 2011 our loss per share on a fully diluted basis was $0.00 compared to loss of $0.17 per share on a fully diluted basis for the year ending December 31, 2010.

Liquidity and Capital Resources

Cash flows used in operations was $1,871,833 for the year ending December 31, 2011. We believe that for the next 12 months we will generate sufficient cash from our oil and gas operations to fund our operations other than development of our prospects and acquisitions of additional prospects. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will need to raise funds through the private placement of equity securities and sale of working interests to assure we have the necessary cash for development.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

We project that our cash requirements, mostly for corporate expenses, will be approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs. Drilling programs generated $1,067,500 in 2011 from the sale of working interest in a project on the West Thrifty Unit, $1,917,981 from the drilling funds portion of the sale of working interest in the Saltwater Disposal Project, and $144,500 from the sale of working interest in the Smoky Hill Two Well Development Project. Drilling and completion work on the West Thrifty Unit and the Saltwater Disposal projects is currently underway and we anticipate the cash generated from the sale of these drilling programs is sufficient to complete each of these projects. The sale of common stock of $305,000 in 2011 and the completion of our convertible debt offering in September 2011 for $2,360,000 were sufficient to meet all of our cash needs.  Revenue from existing oil production is not yet consistent on a monthly basis, but we expect our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements for planned day to day operations. In addition, we have not yet contracted to acquire additional properties, and we are unable to determine the consideration required for their purchase, the cash requirements necessary to develop them, or the revenues from them if drilling is successful.

To continue with our business plan including the funding of operations, we will require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by selling interest in prospects to investors through drilling programs and through future offerings of equity or debt securities.

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

Our West Thrifty Unit, including the Quita field, were acquired with the issuance of stock, the value of the stock comprising most of the value of our oil and gas properties. Some of our other properties, the Oil Creek, Lionheart and Saltwater disposal properties have been acquired for a relatively modest amount of cash. The rights to the Smoky Hill property were acquired with cash and we anticipate funding additional wells through working interest sales and or equity financings. We anticipate that in the future we will continue to acquire properties principally with cash and stock.

Significant Accounting Policies

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

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Use of Estimates - continued

Significant estimates with regard to these financial statements include the estimate of (See Note 14), asset retirement obligations, income taxes and contingency obligations including legal and environmental risks and exposures.

Receivables

Receivables from services are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in receivables.

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account. The allowance for doubtful accounts was $173,842 as of December 31, 2011 and 2010.

Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had $0 of non-producing properties as of December 31, 2011 and 2010.

Capitalized amounts attributable to oil and natural gas properties are depleted by the unit-of-production method. Depletion expense for oil and natural gas producing property was $6,951 and $7,962 for the periods ended December 31, 2011 and 2010, respectively.

Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows. If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows. See Note 5 for additional information regarding the oil and gas properties.

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

The Company had $12,002 net joint interest billing receivable as of December 31, 2011 and $27,921 for 2010.

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

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Asset Retirement Obligations

The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. The Company has recorded a liability of $300,000 as of December 31, 2011 and 2010.

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

Accounting for the Impairment of Long-Lived Assets (Non Oil and Gas Properties)

Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value, for non oil and gas properties.

The Company determined that there was no impairment of long-lived (non oil and gas property) assets for the years ended December 31, 2011 and 2010, respectively.

Revenue Recognition

The Company recognizes revenue when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

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

In connection with the issuance of the Notes and Warrants, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features. The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 290%; risk-free interest rate of 0.05% and an expected holding period of 24 months for the Notes and 60 months for the Warrants. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the Notes and Warrants.  The Company recorded a derivative expense on the Notes of $649,212 at inception and a further derivative expense on the Warrants of $2,431,437 at inception.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Derivative Instruments - continued

In regards to the September 12, 2011 Note, the Company recognized a derivative liability of $3,009,212 at inception and a change in fair value of $1,444,699 for the year ended December 31, 2011, and redemptions of $79,707 for the year ended December 31, 2011 resulting in a derivative liability of $1,484,806 at December 31, 2011.

In regards to the September 12, 2011 Warrants, the Company recognized a derivative liability of $2,431,437 at inception and a change in fair value of $1,178,419 for the year ended December 31, 2011, resulting in a derivative liability of $1,253,018 at December 31, 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

Recent Accounting Pronouncements

We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

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

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $85.66 per barrel to a high of $108.80 per barrel during 2011 and $68.26 to $82.02in 2010. Gas prices during 2011 ranged from a low of $3.14 per mcf to a high of $4.37 per mcf and $3.34 to $5.14 in 2010. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”, which are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  As of December 31, 2011, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

The principal change in our internal control over financial reporting, was implemented by our Chief Executive Officer and our Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting relates to the transition to our new accounting software and the more rigorous documentation relating to entries therein as well as the limitation of access to those entitled to making entries into such software during 2011.  However, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions with Xtreme for each of the directors and officers as of December 31, 2011.

Name	Age	Position	Since
Willard G. McAndrew	57	Chairman of the Board, Chief Executive Officer, and President	Dec 2006

Nicholas P. DeVito	49	Chief Operating Officer	Dec 2009

Roger Wurtele	65	Chief Financial Officer	Feb 2010

Phyllis Wingate	51	Secretary	Dec 2006

Lloyd Ed Allen	64	Director	March 2012

E.L. Shockey	73	Director	March 2012

None of the directors or officers holds a directorship in any other publicly held company. All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The following is information on the business experience of each director and officer.

Willard G. McAndrew III, 57, Chairman, Chief Executive Officer and President - Mr. McAndrew has thirty eight years’ experience in the energy industry from field operations to refining. Since December 2006 Mr. McAndrew has served as the Chairman, CEO and President of Xtreme Oil & Gas. From 2001 through May 2006 he served as the CEO, President and Director of Energy & Engine Technology, Inc.  Mr. McAndrew was seeking properties to start a new company from May 2006 through November 2006.  Energy & Engine Technology, Inc. filed for bankruptcy protection in December 2006. He began his career in 1969, gaining experience working for Hercules Drilling Company as a roustabout in South Louisiana.  Mr. McAndrew attended Louisiana State University and then spent two years in the United States Marine Corps.  Later, he joined Exxon Corporation Refinery’s Distillation and Specialties division in Baton Rouge, Louisiana, becoming the fourth generation in his family to work for Exxon.   Mr. McAndrew has served as President and owner of several small companies that were involved in all phases of the oil and gas business from drilling, reworking, completion, leases etc. He has been a consultant since 1990 to companies and is responsible for the structure, formation and marketing of partnerships and energy financing.  Mr. McAndrew has held the following security licenses:  24, 27, 7, and 63.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Mr. McAndrew’s founding of the Company qualifies him as a Director of the Company.  His many years of experience in the oil and gas industry led to that founding and support his continuing, necessary leadership on the Board of Directors

Nicholas P. DeVito, 49, Chief Operating Officer– Mr. DeVito has 26 years of experience in engineering and operations in a variety of industries including telecommunications, alternative energy, manufacturing and health and fitness. From August 2001 through December 2003, Mr. DeVito has served VP of Business Development and as CEO of several subsidiaries in Tellium, a telecommunications equipment manufacturing company.  From January 2004 through December 2006 he consulted to Rexplex, a private health and fitness company and NEMA, a private consumer products company and was engaged to improve operations and grow sales.   From January 2007 through December 2008 he served as the Chief Operating Officer of Raven Biofuels, an alternative energy development company that sought to create biofuels from waste agricultural products.  From January 2009 through November 2009 he served as a part-time consultant to Xtreme Oil & Gas.  He has served as our Chief Operating Officer since December 2009. He has a BSEE and MSEE from Columbia University and an MBA in Management from New York University.

Roger N. Wurtele, 65, Chief Financial Officer - On February 23, 2010 Mr. Wurtele joined us as our Chief Financial Officer.  Mr. Wurtele is a versatile, experienced finance executive that has served as the CFO for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management. From September, 2001 – May, 2006   he was the CFO of Energy & Engine Technology, Inc., a product development company whose major product was an auxiliary power generator designed for long haul trucks to avoid costs of engine idling. Energy and Engine Technology, Inc. filed for bankruptcy in December 2006. From June, 2006 – October, 2007   he was President of Controllership Services Inc. (100% Owned) providing various financial assistance to a series of clients.  From November, 2007 – January, 2010   Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects. Prior to these positions, Mr. Wurtele was the CFO of an energy company that operated approximately 900 oil wells, located in three states, and employed fifty-five employees. Mr. Wurtele graduated from the University of Nebraska and has been a CPA for 40 years.

Phyllis Wingate, 51, Corporate Secretary - Beginning in 1988, Ms. Wingate has worked with all aspects of accounting for the oil and gas business from JIB to revenue distributions.  Since December 2006, she has served as Xtreme’s Corporate Secretary. From 2001 until May 2006, Ms. Wingate served as office manager for Energy & Engine Technology, Inc. She has also worked with division orders, leases and filing the Railroad Commission reports.

Messrs.’. Shockey, Allen, and Fields have each agreed to become directors upon acquiring Director’s and Officer’s Insurance. On March 1, 2012 we appointed Messrs. Shockey and Allen as board members.

Mr. E. L. Shockey, age 73, Director, Mr. Shockey served in the Navy where he was involved in software development and, following his service, became involved in the software and telephony industries at GE, RCA, Raytheon, and Northern Telecom. He founded Computerware in 1978 and successfully developed and marketed a telephone company management system for shared tenant services. Computerware was bought by a venture capital fund in 1986. Mr. Shockey then founded Telecommunications Support Systems (TSS) to dispatch substitute teachers for schools. Its customers included 600 of the largest school districts in the U.S. and Canada. TSS was sold in 2000 and currently operates as eSchools Solutions, Inc. Since his retirement in 2000, he has continued to invest as an angel investor including one investment in a company he mentored from 2004 to 2007. Mr. Shockey has been retired since 2000.

We believe Mr. Shockey’s involvement in the Company and his extensive experience in venture capital investments qualify him as a Director of the Company.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Rear Admiral Lloyd Ed Allen, age 64, Director, Admiral Allen retired after 30 years of service from the United States Navy on June 1, 1997, and joined Oracle Corporation, serving as Vice President of Business Development until 2007. He thereupon became an executive coach and business consultant serving in the School of Management at the University of Texas at Dallas in its Executive Management and Coaching program. Achieving the rank of US Navy Rear Admiral, he led six operational commands before serving on the Joint Chiefs of Staff. The Admiral earned a Master’s Degree in International Relations, graduated from the National War College and completed Graduate Business studies in Information Technology. He was awarded the United States Navy League John Paul Jones Award for Inspirational Leadership and the Tailhooker of the Year Award. As a Vice President-Business Development for the Oracle Corporation, Ed focused on e-Business solutions for Department of Defense Agencies and was responsible for Oracle’s Leadership and Executive Coaching initiative. He also serves as Vice Chairman of the Board and Regional Director for Cherry Financial Partners, Inc.

Admiral Allen’s extensive managerial responsibilities and his continuing involvement in leadership and executive coaching qualify him as a Director of the Company.

Code of Ethics: Because of the small number of existing directors and officers, a total of four individuals, the company has not adopted a Code of Ethics.

Committees of the Board of Directors: The Company does not have standing audit, nominating or compensation committees.

The company does not have a formal procedure by which stockholders may recommend nominees to committees its Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Xtreme for the years ended December 31, 2009, 2010 and December 31, 2011 of those persons who were executive officers of Xtreme for the year ended December 31, 2011, or who receive annual salary and bonuses exceeding $100,000.

Section 16(a) Beneficial Reporting Compliance:  Messrs. McAndrew and DeVito failed to file on a timely basis our report relating to two transactions with respect to two transactions of Mr. McAndrew and one transaction with respect to Mr. DeVito.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Annual Compensation - continued

			Summary Compensation Table
		Salary Paid (3)	Stock (1)(2)	Option (1)(2)
Name and Principal Position	Year	Salary ($)	Awards($)	Awards($)	Total
Willard G. McAndrew	2011	$144,000	$-	$-	$144,000
Chairman, President and	2010	135,000	1,000,000	-	1,135,000
Chief Executive Officer	2009	167,000	12,000,000	-	12,167,000

Nicholas DeVito	2011	142,000	-	-	142,000
Chief Operating Officer	2010	117,500	1,000,000	-	1,117,500
	2009	-	2,000,000	-	2,000,000

Roger Wurtele	2011	127,566	-	-	127,566
Chief Financial Officer	2010	119,800	351,300	-	471,100
	2009	-	-	-	-

Phyllis Wingate	2011	78,000	-	-	78,000
Corporate Secretary	2010	66,000	200,000	-	266,000
	2009	66,300	1,700,000	-	1,766,300

(1)	See Employment Agreements and Owners and Management - Revisions to Options and Preferred Stock.
(2)	With respect to valuation.
(3)	We accrued approximately $287,500 of salaries owed to Mr. McAndrew, Mr. DeVito and Mr. Wurtele.

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

In 2010, the Company issued 25,000 shares of stock to each of Messrs. Shockey, Allen, and Fields as compensation for commitment of each to serve on the Company’s Board of Directors beginning in March 2012.

ITEM 11.	EXECUTIVE COMPENSATION – continued

Stock Options

No options are currently issued to any executive, employee, consultant or investor.

Employment Agreements

Xtreme entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer, with Mr. Nicholas P. DeVito as Chief Operating Officer and with Ms. Wingate as Corporate Secretary for a period of five years. Xtreme entered into a long term employment contract on January 1, 2011 with Mr. Roger Wurtele as Chief Financial Officer. If such employee is terminated without cause or upon a change of control, the Company is obligated to pay them for the remaining term of the agreement. The current annual salaries of the executive officers are as follows:

Will McAndrew, Chairman, and Chief Executive Officer	$216,000
Nicholas DeVito, Chief Operating Officer	180,000
Roger Wurtele, Chief Financial Officer	120,000
Phyllis Wingate, Secretary	78,000

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

Accordingly, no options or unvested stock awards existed as of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2011 the number and percentage of the outstanding shares of common stock, which according to the information available to Xtreme, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, and (iii) all current directors and executive officers as a group. Except as listed in the table below, to the knowledge of Xtreme, no person is the beneficial owner of five percent or more of the outstanding common stock other than as stated for them herein. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS – continued

	Number of	Percent of	Number of	Percent of	Added Voting	Equivalent
Name and Address of Beneficial Owner	Common Shares	Class	Preferred Shares	Class	Common Shares	Voting Percentage
Willard G. McAndrew (1)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	13,931,000	30.7	1,000	100%	49,900,829	67.0%

Nicholas P. DeVito (2)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	3,660,000	8.1	-	-	-	3.8

Roger Wurtele (3)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	331,300	0.7	-	-	-	0.3

Phyllis Wingate (4)	1,930,000	4.3	-	-	-	2.0
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093

Lloyd E. Allen	58,333	0.13				0.06
8 Hunter’s Ridge Lane
Trophy Club, Tx 76262

E. L. Shockey 10827 Stone Canyon Rd Dallas, TX 75230	4,695,000	10.4	-	-	-	4.9

All executive officers, beneficial owners,
and directors as a group	24,605,633	54.3%	1,000	100%	49,896,427	78.1%

(1)
Mr. McAndrew’s shares are owned by the WMDM Family Limited Partnership of which Mr. McAndrew is the manager. See Executive Compensation Arrangements This Nontransferable Preferred Stock coupled with his beneficial ownership of 13,931,000 common shares gives him a total of 63,831,829 shares to vote or a voting percentage of 67.0%.

(2)	Mr. DeVito’s shares are directly owned. See Executive Compensation.

(3)
Mr. Wurtele's 331,300 shares are owned by Birch Glenn Investments Ltd. of which Mr. Wurtele is the owner and manager. He was awarded 250,000 shares in February 2010 when he joined the company as CFO. See Executive Compensation Arrangements.

(4)	Ms. Wingate’s shares are directly owned. See Executive Compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. McAndrew, through the WMDM Family Limited Partnership, has a 2.5% overriding royalty interest in the West Thrifty and Quita oil and gas properties and a 2.6% overriding royalty interest in the Lionheart property.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE – continued

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

The consolidated financial statements as of December 31, 2011 and 2010 appearing in this Form – 10K have been audited by LBB & Associates Ltd., LLP, independent certified public accountants, as set forth in their report thereon appearing elsewhere in this Form – 10K, and such report is included in reliance upon such report given upon the authority of such firm as experts in accounting and auditing.

The following is a summary of the aggregate fees billed to us for fiscal 2010 and 2011 by LBB & Associates Ltd., LLP.

Fees for audit services totaled $89,310 and $46,944 in 2010 and 2011, respectively, for professional services for the financial statements and for reviews of the financial statements of our quarterly reports on Form 10-Q. No other fees were billed by or services rendered by LBB & Associates Ltd., LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements:

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Xtreme Oil & Gas, Inc. and Subsidiary
Plano, Texas

We have audited the accompanying consolidated balance sheets of Xtreme Oil & Gas, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xtreme Oil & Gas, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 26, 2012

XTREME OIL & GAS , INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
as of December 31, 2011 and 2010
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$484,970	$657,475
Cash – restricted	75,322	75,322
Accounts receivable, net	192,296	215,139
Work in process	505,038	789,600
Deferred financing costs	164,831	-
Inventory	62,028	-
Total current assets	1,484,485	1,737,536

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	7,547,166	6,637,614
	7,600,210	6,690,658
Less-accumulated depreciation, depletion and amortization	103,499	90,463
Net property and equipment	7,496,711	6,600,195

OTHER ASSETS:
Deposits	7,537	6,362
Total other assets	7,537	6,362

TOTAL ASSETS	$8,988,733	$8,344,093

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,789,482	$1,783,500
Deposits payable	1,514,244	4,288,725
Derivative liability	2,737,824	-
Total Current Liabilities	6,041,550	6,072,225

LONG TERM LIABILITIES:
Convertible notes payable, net	261,799	-
Asset retirement obligations	300,000	300,000
Total long term liabilities	561,799	300,000

TOTAL LIABILITIES	6,603,349	6,372,225

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Non-transferable preferred stock, $0.001 par value, 1,000
Shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized;
45,364,390 and 44,504,832 shares issued and 45,364,390 and 43,654,832 outstanding at
December 31, 2011 and 2010, respectively	45,364	44,504
Additional paid-in capital	36,063,970	36,296,226
Less treasury stock	-	(850,000)
Accumulated deficit	(33,723,951)	(33,518,863)
Total Stockholders' Equity	2,385,384	1,971,868

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,988,733	$8,344,093

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Revenues:
Income from asset sales and other, net	$2,429,624	$-
Oil and gas sales	64,249	89,835

TOTAL REVENUES	2,493,873	89,835

OPERATING EXPENSES:
Production costs	194,848	241,896
General and administrative expenses	1,526,977	6,502,238
Depreciation, depletion and amortization expense	75,203	16,922
Loss on disposal of properties	48,356	411,495

TOTAL OPERATING EXPENSES	1,845,384	7,172,551

INCOME (LOSS) FROM OPERATIONS	648,489	(7,082,716)

OTHER INCOME(EXPENSE)
Other income	19,337	4,455
Interest expense, net	(199,492)	(1,442)
Amortization of debt discount	(391,767)	-
Derivative expense	(436,699)	-
Gain on extinguishment of debt	155,044	-

Total other income (expense)	(853,577)	3,013

NET LOSS	$(205,088)	$(7,079,703)

LOSS PER SHARE-BASIC AND DILUTED	$(0.00)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	45,173,271	42,027,241

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011 and 2010
	Preferred Stock		Common Stock		Additonal Paid-in		Accumulated
	Shares	Amount	Shares	Amount	Capital	Treasury Stock	Deficit	Total
Balance December 31, 2009	1,000	$1	41,134,346	$41,134	$30,448,771	$(1,320,000)	$(26,439,160)	$2,730,746

Common stock issued for services	-	-	3,275,825	3,276	5,295,635	-	-	5,298,911
Common stock issued for cash	-	-	1,460,494	1,461	1,038,287	-	-	1,039,748
Common stock issued for debt cancellation	-	-	241,667	241	241,426	-	-	241,667
Common stock issued in connection with sale of property interest	-	-	22,500	22	20,477	-	-	20,499
Cancellationof treasury stock	-	-	(1,630,000)	(1,630)	(748,370)	750,000	-	-
Acquisition of treasury stock	-	-	-	-	-	(280,000)	-	(280,000)
Net loss	-	-	-	-	-	-	(7,079,703)	(7,079,703)
Balance December 31, 2010	1,000	1	44,504,832	44,504	36,296,226	(850,000)	(33,518,863)	1,971,868

Common stock issued in connection with sale of property interest	-	-	65,000	65	64,935	-	-	65,000
Common stock issued for services	-	-	393,225	394	248,210	-	-	248,604
Common stock issued for cash	-	-	401,333	401	304,599	-	-	305,000
Cancellation of treasury stock	-	-	-	-	(850,000)	850,000	-	-
Net loss	-	-	-	-	-	-	(205,088)	(205,088)
Balance December 31, 2011	1,000	$1	45,364,390	$45,364	$36,063,970	$-	$(33,723,951)	$2,385,384

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(205,088)	$(7,079,703)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	75,203	16,922
Bad debt expense	-	30,000
Common stock issued for services	248,604	5,298,911
Income from sales of working interest	(2,429,624)	-
Loss on disposal of properties	48,356	411,495
Amortization of debt discount	391,767	-
Derivative expense	436,699	-
Gain on debt extinguishment	(155,044)	(165,822)
Gain on sale of Small Cap Strategies	-	(149,965)
Changes in assets and liabilities:
Accounts receivable	22,843	(33,753)
Inventory	(62,028)	-
Development work in process	(447,630)	(789,600)
Deferred financing costs	(226,997)	-
Other current assets	(1,175)	1,500
Accounts payable and accrued expenses	76,781	(11,042)
Deposits payable	355,500	1,836,725
Net cash used in operating activities	(1,871,833)	(634,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	25,678
Proceeds from sale of assets	220,000	-
Capital expenditures	(1,081,073)	(412,470)
Net cash used in investing activities	(861,073)	(386,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,520,000	-
Payments on convertible notes payable	(264,599)	-
Proceeds from sale of common stock	305,000	1,039,748
Net cash provided by financing activities	2,560,401	1,039,748

Net change in cash	(172,505)	18,624
CASH AT BEGINNING YEAR	657,475	638,851

CASH AT END OF YEAR	$484,970	$657,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$199,492	$1,442
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for leasehold interests	$65,000	$20,500
Common stock issued for debt cancellation	$-	$241,667
Deposits applied to sale of assets	$3,129,981	$-
Development work in process reclassified to oil and gas properties	$35,250	$-

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma, Kansas, and Texas. The majority of the Company’s oil and natural gas production is from its’ Texas wells for 2011 and 2010.  Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

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

Significant estimates with regard to these financial statements include the estimate of (See Note 14), asset retirement obligations, income taxes and contingency obligations including legal and environmental risks and exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Excluded from cash and cash equivalents is $75,322 of restricted cash (deposits) for our operator’s bonds.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - Significant Accounting Policies - continued

Receivables

Receivables from services are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. The Company records estimated oil and gas revenue receivable from third parties at its net revenue interest. The Company also reflects costs incurred on behalf of joint interest partners in receivables.

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account. The allowance for doubtful accounts was $173,842 as of December 31, 2011 and 2010, respectively.

Investments

Investments in partnerships and limited liability companies (LLC) that maintain specific ownership accounts for each investor and where the Company holds an interest of five percent or greater, but does not have control of the partnership or LLC, are accounted for using the equity method of accounting.

Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had $0 of non-producing properties as of December 31, 2011 and 2010 respectively.

Capitalized amounts attributable to oil and natural gas properties are depleted by the unit-of-production method. Depreciation and depletion expense for oil and natural gas producing property and related equipment was $6,951 and $7,962 for the periods ended December 31, 2011 and 2010, respectively.

Capitalized costs are evaluated for impairment based on an analysis of undiscounted future net cash flows. If impairment is indicated, the asset is written down to its estimated fair value based on expected future discounted cash flows. See Note 5 for additional information regarding the oil and gas properties.

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

The Company had $12,002 and $27,921 net joint interest billing receivable as of December 31, 2011 and 2010, respectively.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - Significant Accounting Policies - continued

Asset Retirement Obligations

The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. The Company has recorded a liability of $300,000 as of December 31, 2011 and 2010.

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

Accounting for the Impairment of Long-Lived Assets (Non Oil and Gas Properties)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value, for non oil and gas properties.

The Company determined that there was no impairment of long-lived (non oil and gas property) assets for the years ended December 31, 2011 and 2010.

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

Revenue Recognition

The Company recognizes revenue when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

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
DECEMBER 31, 2011 AND 2010

NOTE 2 - Significant Accounting Policies - continued

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

During 2011 and 2010, the Company did not have any credit losses on the sale of oil, natural gas, natural gas liquids or hedging contracts.

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

Stock-Based Compensation

We account for stock-based employee compensation arrangements using the fair value method which requires the measurement and recognition of compensation expense for all share-based payment awards (including stock options and stock awards) made to employees and directors based on estimated fair value. Compensation expense for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

We periodically issue common stock for acquisitions and services rendered.  Common stock issued is valued at the estimated fair market value, as determined by our management and board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock.

Earnings Per Share

The Company is required to provide basic and dilutive earnings per common share information. The basic net income per common share is computed by dividing the net earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2011 and 2010, there were no securities that would have had a dilutive effect.

Reclassification

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 financial presentation. These reclassifications have no impact on net loss.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - Significant Accounting Policies - continued

Recent Accounting Pronouncements

We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 3 – Financial Condition and Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $205,088 for the year ended December 31, 2011 and has an accumulated deficit of $33,723,951. These factors raise substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

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

NOTE 4 – Furniture and fixtures

Furniture and fixtures at December 31, 2011 and 2010 is comprised of the following:

	2011	2010
Furniture and fixtures	53,044	53,044
Less: accumulated depreciation,	40,837	34,752
Net furniture and fixtures	$12,207	$18,292

Depreciation expense was $6,085 and $8,960 for 2011 and 2010, respectively.

NOTE 5 - Oil and Natural Gas Properties

	2011	2010
Oil and natural gas properties	$7,547,166	$6,637,614
Less: accumulated depletion,	62,662	55,711
Net Oil and natural gas properties	$7,484,504	$6,581,903

Depletion expense was $6,951 and $7,962 for 2011 and 2010, respectively.

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2010	Additions	Dispositions	December 31, 2011
West Thrifty / Quita Field	$5,221,375	$50,000	$287,335	$4,984,040
Texas 5 Star	21,476	506,613	-	528,089
Smoky Hill	-	1,327,951	750,000	577,951
Hancock/Robinson	-	62,323	-	62,323
Lionheart	1,198,326	-	-	1,198,326
Flint Creek / Oil Creek	196,437	-	-	196,437
Total	$6,637,614	$1,946,887	$1,037,335	$7,547,166

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 5 - Oil and Natural Gas Properties - continued

The Company focused its efforts on completing our Saltwater Disposal well project and repairing the Lionheart project.  We successfully completed the Saltwater Well drilling and much of the surface work during 2011 and placed it into temporary operations in January 2012.  We have since completed the surface work and began permanent operations in March 2012. Development work in progress on the Saltwater Disposal well was $505,038 as of December 31, 2011.

The Company acquired a 17.79% working interest in Smoky Hill, Kansas leases totaling 8,516 acres in 2011.

The Company acquired a 0.25% working interest in the Robinson well in Oklahoma during April 2011 and a 1% working interest in the Hancock well in October 2011.

During 2011, we continued our lawsuit against three vendors claiming damage to the Lionheart project.  In March 2012, that suit was settled and the Company is exploring several alternatives for future utility on this site including producing from other oil zones in the existing wellbore and converting it to a Saltwater Disposal facility.

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

The Company acquired leases to the Quita Field in connection with the WTU acquisitions, which are included in the WTU Assignments.

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

In March 2009, we drilled and completed a well and sold 90% of our NRI to third party investors and retained a 10% WI and a 12.5% carried interest. The Company also maintains an Area of Mutual Interest (“AMI”) to receive these same terms on any other projects.

At December 31, 2011, the value of this part of the Oil Creek Investment, at cost, is $196,437.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

In 2009, we sold 49% WI representing a 36.75% NRI to multiple investors for gross proceeds of $2,350,000.  After drilling to a depth of 9,000 feet, we completed the first three horizontal legs in September 2009.  In December 2009, we completed two additional horizontal legs.

The well began producing in January 2010 and continued production until February 17, 2010 when a vendor failed to properly secure their equipment.  Initial repairs were completed to the well in June 2010 and we have produced minimal hydrocarbons from this well. The Company is exploring several alternatives for future utility on this site including producing from other oil zones in the existing wellbore and converting it to a Saltwater Disposal facility.

In December 2009, Mr. McAndrew exchanged 200,000 shares of common stock for 20 units of the Lionheart Oil well project and an additional 200,000 shares for 20 units of the Gotcheye Saltwater Disposal project.

Hancock and Robinson Wells

In April 2011, the Company acquired a 0.25% working interest in the Robinson well in central Oklahoma for 15,000 shares of stock.

In October 2011, the Company acquired a 1% working interest in the Hancock well in central Oklahoma for $40,000.

Kansas Property

Smoky Hill

In April 2011, the Company acquired a 15% working interest in 8,516 acres in central Kansas for $250,000.  Development costs of $327,951 were paid by the Company prior to December 31, 2011.  An additional 2.7972% working interest as contracted for in December 2011 and for which the Company paid $140,450 in January 2012.

Management Overriding Royalty Interests in Texas and Oklahoma

Mr. McAndrew has a 2.5% overriding royalty interest in the West Thrifty and Quita oil and gas properties, a 1.3% overriding royalty interest in the Oil Creek property and a 2.6% overriding royalty interest in the Lionheart property.

Working Interests in Drilling Properties

In 2011, we sold working interests in a Texas 5 well project located within the West Thrifty Unit.  We received $285,000 from eight investors for the sale of the project.

In 2011, we sold working interests in a two-well project located within the Smoky Hill project.  We received $289,000 from twelve investors for the sale of the project.

NOTE 6 – Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010

Deferred tax assets:
Net operating loss carryforward	$2,217,000	$2,200,000
Valuation allowance	(2,217,000)	(2,200,000)
Net deferred tax asset	$-	$-

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 6 – Income Taxes - continued

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Statutory tax on book loss	$(70,000)	$(2,400,000)

Effect of non-deductibility of stock-based compensation	87,000	1,800,000

Change in valuation allowance	17,000	600,000

Income Tax Expense	$-	$-

The Company has determined that a valuation allowance of approximately $2,217,000 at December 31, 2011, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. As of December 31, 2011, the Company has a net operating loss carry-forward of approximately $6,800,000, which is available to offset future federal taxable income, if any, with expiration beginning 2028 and ending 2031.

NOTE 7 - Commitments

The Company leases office space in Plano, Texas under the terms of an operating lease expiring November 30, 2013.  The current lease began November 1, 2008.  Future minimum rental payments under the terms of the lease are $74,886 in 2012 and $69,982 in 2013.

Total rent expense incurred by the Company was $81,459 for 2011 and $83,843 for 2010.

NOTE 8 – Concentrations

The Company had oil sales to one unaffiliated purchaser for year ended December 31, 2011 and two unaffiliated purchasers in 2010 totaling $64,249 and $89,835, respectively. Although all of our production is now purchased by one purchaser, the Company does not believe the loss of this purchaser would have a material adverse effect on the Company's business as other purchasers would be accessible.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 9 – Notes Payable and Convertible Notes Payable

Notes Payable

On September 12, 2011, the Company converted $110,000 in loans from a private investor into the convertible notes.

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

In connection with the issuance of the Notes and Warrants, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features. The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 290%; risk-free interest rate of 0.05% and an expected holding period of 24 months for the Notes and 60 months for the Warrants. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the Notes and Warrants.  The Company recorded a derivative expense on the Notes of $649,212 at inception and a further derivative expense on the Warrants of $2,431,437 at inception based on the guidance in ASC 815-10 and ASC 815-40-15 due to a reset feature on the exercise price.

In regards to the Notes, the Company also recognized a derivative liability of $3,009,212 at inception and a change in fair value of $1,444,699 for the year ended December 31, 2011, and redemptions of $79,707 for the year ended December 31, 2011, resulting in a derivative liability of $1,484,806 at December 31, 2011.

In regards to the Warrants, the Company also recognized a derivative liability of $2,431,437 at inception and a change in fair value of $1,178,419 for the year ended December 31, 2011, resulting in a derivative liability of $1,253,018 at December 31, 2011.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2011
Derivative liability	Inception	Fair Value Adjustments	Redemptions	Total
Notes	$3,009,212	$(1,444,699)	$(79,707)	1,484,806
Warrants	2,431,437	(1,178,419)	-	1,253,018
	$5,440,649	$(2,623,118)	$(79,707)	$2,737,824

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 10 – Stockholders’ equity

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

Common Stock Issuances

Cash

In the first quarter of 2011, we sold 401,333 restricted shares of our common stock to two investors for $305,000 Cash. Shares were sold at approximately $0.75 per share.

In the first quarter of 2010, we sold 17,500 restricted shares of our common stock to three investors for $17,500 Cash. Shares were sold at $1.00 per share.

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
DECEMBER 31, 2011 AND 2010

NOTE 10 – Stockholders’ equity - continued

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

In the first quarter of 2010, we issued 379,035 restricted shares of our common stock to consultants valued at $379,035. Our consultant shares were valued at $1.00.

In the second quarter of 2010, we issued 203,925 restricted shares of our common stock to consultants for $210,175 worth of services. Our consultant shares issued were valued at $1.00 and $1.25 per share.

In the second quarter of 2010, we issued 2,550,000 restricted shares of our common stock to 4 members of our management team and three members of our staff and consultants for $4,570,833 worth of services. Our employee shares issued were valued at $1.00.

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

Shares Issued for Properties

In the first quarter of 2011, we issued 750,000 restricted shares of our common stock for $750,000 to acquire a 35% Working Interest in the Smoky Hill project in Kansas.  Our shares were valued at $1.00. In September 2011, those shares were returned pursuant to our agreement and canceled by the Company.

On April 22, 2011, we acquired a 0.25% working interest in the Robinson well in Oklahoma for consideration of 15,000 shares of common stock with a market value of $15,000.

Warrants

6,810,269 warrants were issued as part of a $2,360,000 financing in September 2011. No warrants were issued in 2010.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 11 – Legal Matters

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

On March 30, 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We dispute the amounts due based on contracted terms between us.  We have settled with all suppliers in this suit except for Baker Hughes whose bills we continue to dispute.

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000 based on their negligence that resulted in damaging the wellbore and added Crescent Services and Onsite Oiltools as additional defendants.   Genie filed a counterclaim for $53,110.50 for their services rendered after causing the damage. Genie recently admitted their liability to the court and we are currently in settlement discussions with them.  We settled all claims between all parties in confidential settlements dated March 5, 2012.

Note 12 – Employment Agreements

Xtreme has entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer, with Mr. Nicholas P. DeVito as Chief Operating Officer and with Ms. Wingate as Corporate Secretary for a period of five years.  Xtreme has entered into a long term employment contract on January 1, 2011 with Mr. Wurtele as Chief Financial Officer

Note 13 – Subsequent Events

In the first quarter of 2012, we issued 15,976 restricted shares of our common stock to consultants for $16,571 worth of services.  Our shares were valued at $1.04.

On March 15, 2012, we settled with each of Genie Well Services, Crescent Services, and Onsite Oiltools in a confidential settlement for damages to the Lionheart well.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 14 - Supplemental Information on Oil and Gas Data (Unaudited)

The following tables set forth supplementary disclosures for the Company’s oil and gas producing activities in accordance with ASC 932, Disclosures about Oil and Gas Producing Activities. Currently, the Company has limited production from its oil and gas properties which are all unproven and has no proved developed reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	Year Ended December 31,
	2011	2010
Capitalized Costs:

Oil & gas properties	7,547,166	6,637,614
Total Capitalized Costs	7,547,166	6,637,614
Less: Accumulated depreciation, depletion,
amortization, and valuation allowance	62,662	55,711
Net Capitalized Costs	$7,484,504	$6,581,903

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	Year Ended December 31,
	2011	2010
Costs Incurred:
Acquisition of properties	$312,323	$21,476

Drilling and Completion	327,951	-
Development	269,278	486,909
Total Costs Incurred	$909,552	$508,385

Results of Operations from Oil and Gas Producing Activities:

	Year Ended December 31,
	2011	2010
Revenues from Oil and Gas Producing Activity:	$72,169	$89,835
Revenue Distributions	7,920	-
Net Revenues from Producing Activities	64,249	89,835
Production Costs	(194,848)	(241,896)
Exploration Expenses	-	-
Depreciation, depletion, amortization, & valuation allowance	(6,951)	(7,962)
Pretax Income from Producing Activities	(137,550)	(160,023)
Income tax expenses/estimated loss carry forward benefit	-	-
Results of oil and gas producing activities	$(137,550)	$(160,023)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(2)       Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)	Exhibits:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Bylaws (1)

5.1	Legal Opinion

10.1	Agreement for Sale, Assignment and Release of Interests – Oil Creek (1)

10.2	Agreement for Sale, Assignment and Release of Interests – Cookie (1)

10.3	Agreement for Sale, Assignment and Release of Interests – Winston (1)

10.4	Agreement for Sale, Assignment and Release of Interests – Lenhart (1)

10.5	Agreement for Assignment of Rights Under Settlement Agreement (1)

10.6	Employment Agreement – W. McAndrew (1)

10.7	Employment Agreement – N. DeVito (1)

10.8	Employment Agreement – P. Wingate (1)

10.9	Settlement Agreement and Release – So. Kensington et. al. (1)

10.1	Agreement to Acquire Emerald Energy Partners, LLC (1)

10.11	Agreement to Acquire Majority Interest in Small Cap Strategies (1)

10.12	Agreement to Acquire I.R.A. Oil and Gas, LLC. (1)

10.13	Mutual Release of Claims – W. McAndrew (1)

10.14	Mutual Release of Claims – F. Schiemann (1)

10.15	Mutual Release of Claims – P. Wingate (1)

10.16	Form of Investment Agreement – Kodiak Capital (2)

10.17	Form of Registration Rights Agreement – Kodiak Capital (2)

10.18	Term Sheet Kodiak Capital (2)

10.19	Form of Subscription Agreement (3)

10.20	Form of Notes (3)

10.21	Form of Warrants (3)

10.22	Employment Agreement – R. Wurtele

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

21.1	List of Subsidiaries (1)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)  Incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 12, 2010.
(2)  Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 3, 2010.
(3) Incorporated by reference to our Form 8-K filed with the SEC on September 9, 2011.

Signatures

            In accordance with the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Plano, State of Texas, on March 30, 2012.

Xtreme Oil & Gas, Inc.:

Date: March 30, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: March 30, 2012	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: March 30, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director

Date: March 30, 2012	By:	/s/ E.L. Shockey
Name: E.L. Shockey
Title: Director

Date: March 30, 2012	By:	/s/ Ed Allen
Name: Rear Admiral Ed Allen
Title: Director