Form 10-Q
period 2012-03-31
Xtreme Oil & Gas, Inc.
filed 2012-05-15
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2012: 45,396,866.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and December 31, 2011

	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$265,371	$484,970
Cash - restricted	75,322	75,322
Accounts receivable - trade, net	195,312	192,296
Accounts receivable, other	75,000	-
Work in process	-	505,038
Deferred financing costs	123,457	164,831
Inventory	62,028	62,028
Total Current Assets	796,490	1,484,485

PROPERTY AND EQUIPMENT:
Furniture and fixtures	61,794	53,044
Oil and natural gas properties (successful efforts method)	7,736,996	7,547,166
	7,798,790	7,600,210
Less-Accumulated depreciation, depletion and amortization	105,639	103,499
Net property and equipment	7,693,151	7,496,711

OTHER ASSETS
Deposits	7,537	7,537
Total Other Assets	7,537	7,537

TOTAL ASSETS	$8,497,178	$8,988,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,357,365	$1,789,482
Deposits payable	579,000	1,514,244
Derivative liability	3,879,134	2,737,824
Total Current Liabilities	5,815,499	6,041,550

LONG-TERM LIABILITIES
Convertible notes payable, net	234,690	261,799
Asset retirement obligation	300,000	300,000
Total-long term liabilities	534,690	561,799
TOTAL LIABILITIES	6,350,189	6,603,349
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 49,999,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized; 45,380,366 and 45,364,390 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	45,380	45,364
Additional paid-in capital	36,080,521	36,063,970
Accumulated deficit	(33,978,913)	(33,723,951)
Total Stockholders' Equity	2,146,989	2,385,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,497,178	$8,988,733

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Revenues:
Income from asset sales and other, net	$870,725	$1,004,161
Oil and gas sales	21,125	13,094
TOTAL REVENUES	891,850	1,017,255

OPERATING EXPENSES:
Production costs	11,683	60,541
Workover costs	65,961	-
Depreciation, depletion and amortization expense	43,514	3,317
General and administrative expenses	410,250	491,823
Loss on disposal of properties	20,364	7,015
TOTAL OPERATING EXPENSES	551,772	562,696

INCOME FROM OPERATIONS	340,078	454,559

OTHER INCOME/(EXPENSE)
Gain on settlement	904,105	-
Amortization of debt discount	(293,006)	-
Interest expense, net	(64,829)	-
Derivative expense	(1,083,368)	-
Loss on debt extinguishment	(57,942)	-
Total other income (expense)	(595,040)	-

NET (LOSS) INCOME	$(254,962)	$454,559

(LOSS) INCOME PER SHARE-BASIC AND DILUTED	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	45,373,168	43,842,888

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(Unaudited)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(254,962)	$454,559
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, depletion and amortization	43,514	3,317
Loss on debt extinguishment	57,942	-
Common stock issued for services	16,567	131,329
Gain on settlement	(904,105)	-
Income from sales of working interest	(870,725)	(1,004,161)
Loss on disposal of properties	20,364	7,015
Amortization of debt discount	293,006	-
Derivative expense	1,083,368	-
Changes in operating assets and liabilities:
Accounts receivable - trade	(3,016)	26,588
Development work in process	-	(110,300)
Other assets	-	(10,000)
Accounts payable and accrued expenses	396,988	(29,898)
Deposits payable	438,000	70,000
Net cash provided by (used in) operating activities	316,941	(461,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	150,000	-
Capital expenditures	(357,675)	(534,290)
Purchase of furniture and fixtures	(8,750)	-
Net cash used in investing activities	(216,425)	(534,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	(320,115)	-
Proceeds from sale of common stock	-	305,000
Proceeds from the sale of treasury stock	-	120,000
Net cash provided by (used in) financing activities	(320,115)	425,000

Net change in cash	(219,599)	(570,841)

CASH AT BEGINNING PERIOD	484,970	657,475

CASH AT END OF PERIOD	$265,371	$86,634

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$64,829	$-
Deposits previously received and applied to sale of assets	$1,523,244	$1,067,500
Development work in process reclassified to oil and gas properties	$505,038	$-
Common stock issued for leasehold interests and equipment	$-	$750,000

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Reclassifications

Certain amounts in the prior period consolidated financial statements may have been reclassified to conform to the current period presentation.

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

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma, Kansas, and Texas. The majority of the Company’s oil and natural gas production is from its Texas wells for 2012 and 2011.  Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as part of the normal course of business.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - CONTINUED

Oil and Natural Gas Properties

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2011	Additions	Dispositions	March 31, 2012
West Thrifty / Quita Field	$4,984,040	$-	$-	$4,984,040
Texas 5 Star	528,089	-	-	528,089
Smoky Hill	577,951	-	60,179	517,772
Hancock/Robinson	62,323	-	-	62,323
Lionheart	1,198,326	-	-	1,198,326
Gotcheye SWD	-	250,009	-	250,009
Flint Creek / Oil Creek	196,437	-	-	196,437
Total	$7,547,166	$250,009	$60,179	$7,736,996

Saltwater Disposal Property

During the first quarter 2012, work was completed on the Saltwater Disposal well project and we have completed additional testing to inject fluids required from the Oklahoma Corporation Commission. This project is ready to dispose of commercial quantities of saltwater.

3. CONVERTIBLE NOTES PAYABLE

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
March 31, 2012
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

In regards to the September 12, 2011 Note, the Company recognized a derivative liability of $1,484,806 on December 31, 2011 and a change in fair value of $789,218 for the quarter ended March 31, 2012, and redemptions of $320,115 for the quarter ended March 31, 2012 resulting in a derivative liability of $1,953,909 at March 31, 2012.

In regards to the September 12, 2011 Warrants, the Company recognized a derivative liability of $1,253,018 on December 31, 2011 and a change in fair value of $672,207 for the quarter ended March 31, 2012, resulting in a derivative liability of $1,925,225 at March 31, 2012.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Quarter ended March 31, 2012
Derivative liability	December 31, 2011	Fair Value Adjustments	Redemptions	Total
Notes	$1,484,806	$789,218	$(320,115)	1,953,909
Warrants	1,253,018	672,207	-	1,925,225
	$2,737,824	$1,461,425	$(320,115)	$3,879,134

5. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 49,999,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of March 31, 2012.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew, the Company’s chief executive officer.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

5. STOCKHOLDERS’ EQUITY – (CONTINUED)

Common Stock

Significant current period changes in stockholders’ equity during the three months ended March 31, 2012 consisted of the following:

In the first quarter of 2012, we issued 15,976 restricted shares of our common stock to consultants valued at $16,567.

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

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit except for Baker Hughes whose bills we continue to dispute.

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000 based on their negligence that resulted in damaging the wellbore and added Crescent Services and Onsite Oiltools as additional defendants.   Genie filed a counterclaim for $53,110.50 for their services rendered after causing the damage.  We settled all claims between all parties in confidential settlements dated March 5, 2012 for $475,000.

7. SUBSEQUENT EVENTS

In the second quarter of 2012, we issued 16,500 restricted shares of our common stock to five consultants valued at $32,838.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included in the Form 10-Q. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of March 31, 2012 we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme plans to pursue an ongoing reworking and drilling program to increase production from its properties.

During the first quarter 2012 work was completed on the Saltwater Disposal well project and we received final approval to inject fluids from the Oklahoma Corporation Commission in September 2011.

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

Results of Operations.

For the Three Months Ended March 31, 2012 compared to 2011

Revenues

For the three months ended March 31, 2012, revenue was $891,850 a decrease of $125,405 from $1,017,255 for the three months ended March 31, 2011. The decrease was principally due to a reduction in income from working interest sales.   Revenue for oil sales for the three months ended March 31, 2012 was $21,125.

Currently, most of our revenues have come from the sale of working interest in our oil and gas properties, such sales reflecting approximately 98% of our revenues in the first quarter of 2012 and approximately 99% of our revenues in the first quarter of 2011. Accordingly, the decline in revenue reflects a decline in our sales of working interests, sales which declined to $870,725 in 2012 from $1,004,161 in 2011. This decline was modestly offset by an increase in sales of oil and gas, sales which totaled $13,094 in the earlier period compared to $21,125 in the later period.

When we sell working interests in our leases, we accrue a deposits payable liability and recognize revenue as the property related to the working interest is drilled. In the 2011 period, the revenues from the sale of working interests related to the West Thrifty prospect, and our oil and gas sales in 2012 relate to that activity. We are currently engaged in further development of that property to assure the success of 2011’s drilling activity. The revenue from sale of working interests in 2012 relate to our development of the salt water well and drilling on the Smoky Hills prospect, the saltwater well now fully operational in the second quarter of 2012 and drilling completed on the Smoky Hill prospect.

Expenses

Oil production costs for the three months ended March 31, 2012 totaled $11,683, a decrease of $48,858 from $60,541 for the three months ended March 31, 2011. The decrease is due to reduced maintenance activities on all of our properties.

General and administrative expenses totaled $410,250, for the three months ended March 31, 2012, a decrease of $81,573, from $491,823 for the three months ended March 31, 2011. This reduction in general and administrative expense is largely driven by reduction in expenses for services delivered.   These expenses, incurred in 2012, included salaries, utilities and rent, consulting fees, and presentation fees.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Other Income/(Expenses)

Net cost recovery after expenses for litigation and repairs incurred by the Company from the damages to the Lionheart well totaled $478,865 for the three months ended March 31, 2012, an increase of $478,865 from the three months ended March 31, 2011. We expect to use the remaining proceeds of these settlements to redevelop the property and attempt to produce oil from other depths in an undamaged part of the wellbore.

Other income and expense are largely driven by our debt offering in September 2011. Amortization of debt discount and interest expense totaled almost $360,000.  Derivative expense related to the convertible debt and warrants issued in the offering was $1,083,368 for the quarter. This expense, a non-cash charge, is particularly volatile as we incurred, for example, derivative income of almost $3,000,000 in the fourth quarter of 2011.

These debt related expenses were offset by income that arose out of our settlement of litigation relating to the Lionheart prospect.

Other expenses totaled $595,040 for the three months ended March 31, 2012 compared to $0 for the period ended March 31, 2011, an increase of $595,040.  The increase was due primarily to accounting charges taken for derivative instruments during the period ended March 31, 2012. Other income includes settlements with vendors totaling $425,240 and the settlement from damages to the Lionheart well totaling $478,865.

Net loss

For the three months ended March 31, 2012, we had net loss of $254,962 compared to a profit of $454,559 for the three months ended March 31, 2011. This change in net loss was primarily due to accounting charges taken for derivative instruments during the period ended March 31, 2012. Our operating profit declined in the first quarter of 2012 to $340,078 from $454,599, the decline in operating profit essentially reflecting the decline in revenue, $1,017,255 in the 2011 period to $891,850 in 2012. Other expenses, none in the 2011 quarter, were $595,040 in the 2012’s first quarter.

For the three months ended March 31, 2012 our net loss per share on a basic and diluted basis was $0.01 compared to a net income of $0.01 per share for the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash flow provided by operations was $316,941 for the three months ending March 31, 2012. Cash flow used in investing activities was ($216,425) for the three months ended March 31, 2012. Cash flow used by financing activities was ($320,115) for the three months ended March 31, 2012. As of March 31, 2012, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2012.

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

ITEM 4. Controls and Procedures

As of the end of the quarter ended March 31, 2012, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit except for Baker Hughes whose bills we continue to dispute.

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

Shares issued for Cash

In the first quarter of 2012, we did not sell any shares to investors.

Shares issued for Services

In the first quarter of 2012, we issued 15,976 restricted shares of our common stock to consultants for $16,567 worth of services.  Our shares were valued at $1.04.

ITEM 6. EXHIBITS

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

32.1 Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Plano, State of Texas.

Xtreme Oil & Gas, Inc.:

Date: May 15, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: May 15, 2012	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: May 15, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director

Date: May 15, 2012	By:	/s/ E. L. Shockey
Name: E.L. Shockey
Title: Director

Date: May 15, 2012	By:	/s/Ed Allen
Name: Rear Admiral Ed Allen
Title: Director