Form 10-Q
period 2012-06-30
Xtreme Oil & Gas, Inc.
filed 2012-08-20
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2012: 45,386,539.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011

	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,835	$484,970
Cash - restricted	75,313	75,322
Accounts receivable - trade, net	197,860	192,296
Work in process	82,786	505,038
Prepaid expenses	325,000	-
Deferred financing costs	98,637	164,831
Inventory	-	62,028
Total Current Assets	795,431	1,484,485

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	8,505,338	7,547,166
	8,558,382	7,600,210
Less-Accumulated depreciation, depletion and amortization	108,229	103,499
Net property and equipment	8,450,153	7,496,711

OTHER ASSETS
Deposits	7,537	7,537
Total Other Assets	7,537	7,537

TOTAL ASSETS	$9,253,121	$8,988,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,066,890	$1,789,482
Deposits payable	589,000	1,514,244
Advances, related parties	70,000	-
Accounts payable – related parties	1,126,320	-
Short-term notes payable – related parties	250,000	-
Convertible notes payable, net of debt discount	261,789	261,799
Derivative liability	1,393,122	2,737,824
Total Current Liabilities	4,757,121	6,303,349

LONG-TERM LIABILITIES
Asset retirement obligation	300,000	300,000
Total-long term liabilities	300,000	300,000
TOTAL LIABILITIES	5,057,121	6,603,349
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 49,999,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized; 45,386,539 and 45,364,390 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	45,386	45,364
Additional paid-in capital	36,101,679	36,063,970
Accumulated deficit	(31,951,066)	(33,723,951)
Total Stockholders' Equity	4,196,000	2,385,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,253,121	$8,988,733
See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Income from sales of working interest, net	$161,755	$1,216,917	$1,032,480	$2,221,078
Oil and gas sales	25,710	37,051	46,835	50,145
TOTAL REVENUES	187,465	1,253,968	1,079,315	2,271,223

EXPENSES:
Production costs	24,203	33,291	35,886	93,832
Workover costs	(43,425)	-	22,536	-
Depreciation, depletion and amortization expense	27,411	3,317	70,925	6,998
General and administrative expenses	336,858	436,703	747,108	928,162
Loss on disposal of properties	8,253	8,843	28,617	15,858
TOTAL OPERATING EXPENSES	353,300	482,154	905,072	1,044,850

INCOME (LOSS) FROM OPERATIONS	(165,835)	771,814	174,243	1,226,373

OTHER INCOME/(EXPENSE)
Gain on settlement	23,666	-	927,771	-
Amortization of debt discounts	(245,880)	(36,169)	(538,886)	(36,169)
Interest expense, net	(70,117)	(9,072)	(134,946)	(9,072)
Derivative income (loss)	2,508,577	(32,087)	1,425,209	(32,08007)
Loss on extinguishment of debt	(22,565)	-	(80,507)	-
Total other income (expense)	2,193,681	(77,328)	1,598,641	(77,328)

NET INCOME	$2,027,846	$694,486	$1,772,884	$1,149,045

EARNINGS PER COMMON SHARE-BASIC	$0.04	$0.02	$0.04	$0.03
EARNINGS PER COMMON SHARE-DILUTED	$0.04	$0.02	$0.04	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	45,394,239	45,692,025	45,383,703	44,825,979
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	45,394,239	45,692,025	45,383,703	44,825,979

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011
(Unaudited)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,772,884	$1,149,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	70,925	6,998
Loss on debt extinguishment	80,507	-
Common stock issued for services	37,731	218,692
Gain on settlement	(927,771)	-
Income from sales of working interest	(1,032,480)	(2,221,078)
Loss on disposal of properties	28,617	15,858
Amortization of debt discount	538,886	36,169
Derivative (income) loss	(1,425,209)	32,087
Changes in operating assets and liabilities:
Accounts receivable - trade	(5,564)	26,588
Development work in process	(82,786)	(210,470)
Prepaid expenses	(325,000)	-
Inventory	-	(61,009)
Other assets	-	(1,000)
Accounts payable and accrued expenses	205,188	146,012
Accounts payable – related parties	151,200	-
Deposits payable	1,510,475	70,000
Net cash provided by (used in) operating activities	597,603	(792,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	150,000	95,000
Capital expenditures	(997,842)	(583,646)
Net cash used in investing activities	(847,842)	(488,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	(538,896)	-
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable	-	120,000
Proceeds from advances – related parties	70,000	-
Proceeds from notes payable – related parties	250,000	-
Proceeds from sale of common stock	-	305,000
Proceeds from sale of treasury stock	-	120,000
Net cash provided by (used in) financing activities	(218,896)	645,000

Net change in cash	(469,135)	(635,754)
CASH AT BEGINNING PERIOD	484,970	657,475
CASH AT END OF PERIOD	$15,835	$21,721

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$138,946	$-
Deposits applied to sale of assets	$2,585,719	$2,985,481
Development work in process reclassified to oil and gas properties	$505,038	$303,129
Notes payable – related party issued for oil and gas properties	$75,600	$-
Notes payable – related party issued for oil and gas properties applied to sale of assets	$1,050,720	$-
Inventory reclassified to oil and gas properties	$62,028	$-
Common stock issued for leasehold interests and equipment	$-	$765,000

See accompanying notes to consolidated financial statements.

 XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - CONTINUED

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as part of the normal course of business.

 Oil and Natural Gas Properties

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2011	Additions	Dispositions	June 30, 2012
West Thrifty / Quita Field	$4,984,040	$-	$-	$4,984,040
Texas 5 Star	528,089	-	-	528,089
Smoky Hill	577,951	617,338	60,179	1,135,110
Hancock/Robinson	62,323	-	-	62,323
Lionheart	1,198,326	75,800	-	1,274,126
Gotcheye SWD	-	325,213	-	325,213
Flint Creek / Oil Creek	196,437	-	-	196,437
Total	$7,547,166	$1,018,351	$60,179	$8,505,338

Saltwater Disposal Property

During the second quarter 2012, the Company began full time operations taking saltwater from multiple water hauling companies in the area. We acquired a 10% working interest from the ADA Energy Services and took over operations on May 29, 2012 in exchange for a 5 cent per barrel of water disposed fee payable upon collecting revenue from disposal customers.

3. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2012, a director advanced $70,000 to the Company. There is no written loan agreement. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest are payable on demand and unsecured.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of June 30, 2012.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of June 30, 2012.

On June 8, 2012, the Company owed an employee $80,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $3,600 for the acquisition of their working interests in the Lionheart. See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of June 30, 2012.

On June 8, 2012, the Company owed a director $42,720 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD). See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of June 30, 2012.

On June 11, 2012 a director loaned $50,000 to the Company. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the director $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed.

On June 11, 2012 an officer loaned $200,000 to the Company. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the officer $20,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed.

 XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

4. CONVERTIBLE NOTES PAYABLE

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

The Company delayed scheduled payments on the convertible notes for the months of June, July and August 2012. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

5. DERIVATIVE INSTRUMENTS

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

In connection with the issuance of the notes and warrants, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to reset and conversion features. The conversion price will be reduced in the event the Company issues or sells any shares of common stock less than the conversion price. The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 290%; risk-free interest rate of 0.05% and an expected holding period of 24 months for the notes and 60 months for the warrants. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the notes and warrants.  The Company recorded a derivative expense on the notes of $649,212 at inception and a further derivative expense on the warrants of $2,431,437 at inception.

In regards to the September 12, 2011 notes, the Company recognized a derivative liability of $1,484,806 on December 31, 2011 and a change in fair value of $(285,290) for the six months ended June 30, 2012, and redemptions of $538,896 for the six months ended June 30, 2012 resulting in a derivative liability of $660,620 at June 30, 2012.

In regards to the September 12, 2011 warrants, the Company recognized a derivative liability of $1,253,018 on December 31, 2011 and a change in fair value of $(520,516) for the six months ended June 30, 2012, resulting in a derivative liability of $732,502 at June 30, 2012.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Six months ended June 30, 2012
Derivative liability	December 31, 2011	Fair Value Adjustments	Redemptions	June 30, 2012
Notes	$1,484,806	$(285,290)	$(538,896)	$660,620
Warrants	1,253,018	(520,516)	-	732,502
	$2,737,824	$(805,806)	$(538,896)	$1,393,122

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

6. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 49,999,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of June 30, 2012.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew, the Company’s chief executive officer.

 Common Stock

In the six months ended June 30, 2012, we issued 22,149 restricted shares of our common stock to consultants valued at $37,731.

During the period ended June 30, 2012, the Company cancelled 67,500 shares of common stock previously issued to a consultant pursuant to a consulting agreement entered into on October 18, 2011. The cancelled shares are being included in the authorized shares of common stock as of June 30, 2012.

7. CONTINGENCIES

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

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceedings against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit except for Baker Hughes whose bills we continue to dispute.

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

On June 8, 2012, the Company agreed to acquire a 9.255321%, before payout, working interest in the Saltwater Disposal well (Gotcheye SWD) from the KD Family, LLC for $464,000 and a 6.382980%, before payout, working interest in the Lionheart well for $36,000 from the NCAL, LLC.  The KD Family, LLC and the NCAL, LLC are both owned by Mr. DeVito.  The saltwater disposal working interest was resold in June 2012 by the Company for $535,480.  As of June 30, 2012, the Company plans to resell the Lionheart working interest for $200,000.

On June 8, 2012, the Company agreed to acquire a 9.255321%, before payout, working interest in the Saltwater Disposal well (Gotcheye SWD) from the WMDM Family Partnership for $464,000 and a 6.382980%, before payout, working interest in the Lionheart well for $36,000 from the WMDM Family Limited Partnership.  The WMDM Family Limited Partnership is owned by Mr. McAndrew’s wife.  The saltwater disposal working interest was resold in June 2012 by the Company for $535,480.  As of June 30, 2012, the Company plans to resell the Lionheart working interest for $200,000.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

7. CONTINGENCIES – Continued

On June 8, 2012, the Company agreed to acquire a 1.595745%, before payout, working interest in the Saltwater Disposal well (Gotcheye SWD) from Ms. Phyllis Wingate for $80,000 and a 0.638298% working interest in the Lionheart well for $3,600 from Ms. Phyllis Wingate, our Corporate Secretary. The saltwater disposal working interest was resold in June 2012 by the Company for $92,300.  As of June 30, 2012, the Company plans to resell the Lionheart working interest for $30,000.

On June 8, 2012, the Company agreed to acquire a 1.363404%, before payout, working interest in the Saltwater Disposal well (Gotcheye SWD) from Mr. E.L. Shockey for $42,720 our Director. The saltwater disposal working interest was resold in June 2012 by the Company for $49,300.

8. EARNINGS PER SHARE

For the three and six months ended June 30, 2012, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the three and six months ended June 30, 2012 does not include 6,810,269 shares of common stock assuming the warrants issued with the convertible notes payable as discussed above  were converted due to their anti-dilutive effect.

9. SUBSEQUENT EVENTS

The Company failed to make its July 12, 2012 and August 12, 2012 payments on the convertible debt instrument on time. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of June 30, 2012 we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme plans to pursue an ongoing reworking and drilling program to increase production from its properties.

During the second quarter 2012, the Saltwater Disposal well project was placed into full time operations.  We acquired a 10% working interest from the ADA Energy Services and took over operations on May 29, 2012 in exchange for a 5 cent per barrel of water disposed fee payable upon collecting revenue from disposal customers.

Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs. In 2008 we derived a small amount of revenue from contract drilling on one project, the Oil Creek, but have no plans to engage in contract drilling in the future.

          When we sell working interests in our leases, we maintain a deposits payable liability and recognize revenue as the development related to the working interest is completed. After completion, costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.

We have been an operating company since 2006 with the acquisition of Emerald Energy and have had revenues from operations for more than four years.

Results of Operations.

 For the Six Months Ended June 30, 2012 compared to 2011

Revenues

For the six months ended June 30, 2012, revenue was $1,079,315 a decrease of approximately $1,192,000 from $2,271,223 for the six months ended June 30, 2011. Decrease in revenue was due primarily to the difference in the income from sale of working interest for the six months ended June 30, 2012. Oil and gas revenues are principally from the Texas Five Star project. Oil and gas revenues were essentially flat due to several equipment failures that required repair.

Expenses

Oil production costs for the six months ended June 30, 2012 totaled $35,886, a decrease of approximately $58,000 from $93,832 for the six months ended June 30, 2011. The decrease is due to reduced production costs on all of our properties. Production costs exceeded oil and gas revenues in 2011 because of higher costs of maintenance and continued additional operations to increase future production on certain wells in Texas. Oil and gas production costs are principally from the Texas Five Star project.

General and administrative expenses totaled $747,108 for the six months ended June 30, 2012, a decrease of approximately $181,000, from $928,162 for the six months ended June 30, 2011. These general and administrative expense differences are largely driven by costs of professional services.

Other Income/(Expenses)

Gain on Settlement relates to the net cost recovery after expenses for litigation and repairs incurred by the Company from the damages to the Lionheart well totaled $927,771 for the six months ended June 30, 2012, an increase of $927,771 from the six months ended June 30, 2011. We expect to use the remaining proceeds of these settlements to redevelop the property and attempt to produce oil from other depths in an undamaged part of the wellbore.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Other income and expense are largely driven by our debt offering in September 2011. Amortization of debt discount and interest expense totaled almost $673,832. Derivative income related to the convertible debt and warrants issued in the offering was $1,425,209 for the period ended June 30, 2012. This income, a non-cash charge, is particularly volatile as we incurred, for example, derivative expense of $32,087 in period ended June 30, 2011 related to another debt offering during that period.

Net Income

For the six months ended June 30, 2012, we had a net income of $1,772,884 compared with net income of $1,149,045 for six months ended June 30, 2011. This increase in net income was due primarily to gain on settlement of litigation and non-cash derivative income related of convertible debt instruments during the period ended June 30, 2012.

For six months ended June 30, 2012 and 2011, our earnings per share, on a basic and diluted basis, was and $0.04 and $0.03, respectively.

For the Three Months Ended June 30, 2012 compared to 2011
 Revenues

For the three months ended June 30, 2012, revenue was $187,465, a decrease of approximately $1,066,000 from $1,253,968 for the three months ended June 30, 2011. The decrease was principally due to a reduction in income from working interest sales.   Revenue for oil sales for the three months ended June 30, 2012 was $25,710.

Currently, most of our revenues have come from the sale of working interest in our oil and gas properties, such sales reflecting approximately 86% of our revenues in the second quarter of 2012 and approximately 97% of our revenues in the second quarter of 2011.

Expenses

Oil production costs for the three months ended June 30, 2012 totaled $24,203, a decrease of approximately $9,000 from $33,291 for the three months ended June 30, 2011. The decrease is due to reduced maintenance activities on all of our properties. Workover costs of $43,425 incurred in the first quarter, 2012 were reclassified to Work in Process in second quarter.

General and administrative expenses totaled $336,858, for the three months ended June 30, 2012, a decrease of approximately $100,000, from $436,703 for the three months ended June 30, 2011. This decrease in general and administrative expense is largely driven by decrease in expenses for professional services delivered.   These expenses, incurred in 2012, included salaries, utilities and rent, consulting fees, and presentation fees.

Other Income/(Expenses)

Other income and expense are largely driven by our debt offering in September 2011. Amortization of debt discount and interest expense totaled approximately $316,000.  Derivative income related to the convertible debt and warrants issued in the offering was $2,508,557 for the quarter. This income, a non-cash charge, is particularly volatile as we incurred, for example, derivative expense of approximately $32,000 in the three months ended June 30, 2011 related to another debt offering during that period.

 Net Income

For the three months ended June 30, 2012, we had net income of $2,027,846 compared to income of $694,486 for the three months ended June 30, 2011. This change in net income was primarily due to accounting charges taken for derivative instruments during the period ended June 30, 2012. Our income from operations declined in the second quarter of 2012 to a loss of $165,835 from income of $771,814 in the second quarter of 2011. The decline in operating income essentially reflects the decline in working interest revenue and increased general and administrative expenses.

For the three months ended June 30, 2012 and 2011 our earnings per share on a basic and diluted basis was $0.04 and $0.02, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources

Our plan is for our field operations to provide sufficient liquidity for daily operating capital and further development.  The most advanced project is the Gotcheye Saltwater Disposal Well which commenced operations in June of this year.  For the 15 days in June which the facility was operational, we received an average of 500 barrels of water per day and averaged a recovery of 2% of oil.  The well has a capacity of 15,000 barrels of water per day.

Financing Plans

On June 8, three of our executives and one Director sold back working interest in the Saltwater Disposal Well to the Company for $1,050,720 and the Company subsequently resold that interest for $1,212,475.   See Note 7 for further detail.

In June we signed an agreement with the RO Financial Group that will give us access to a $20,000,000 line of credit facility.  One director and an officer advanced the company $250,000 of the $325,000 placement fee required to commence the loan process. See Note 3. This financing has not yet closed as of the date of this filing.

Cash flow provided by operations was $597,603 for the six months ending June 30, 2012. Cash flow used in investing activities was $847,842 for the six months ended June 30, 2012. Cash flow used by financing activities was $218,896 for the six months ended June 30, 2012..

Deposits payable at June 30, 2012 include $230,000 for the Ellenberger Two well Project in process at June 30, 2012 which will be completed in third quarter of 2012 and $359,000 for the second well in the Smoky Hill Two Well Project to be drilled in the future.

The Saltwater Disposal project, completed in second quarter of 2012, is actively accepting water from customers. Gross charges to customers for the month of June, 2012 were $9,644 and $5,963 for July 1 through August 15, 2012. Revenue from sale of working interests in the Salt Water Disposal Project in second quarter was $1,212,475 with related costs of sale from acquisition of interests from related parties of $1,050,720.

Development is continuing on the first well on the Smoky Hill Project. During second quarter of 2012 frac fluid continued to be pumped off and the well encountered operational problems when a casing pipe developed a leak and contaminated the hole.  The wellbore has been cleaned but residual problems continue, problems that we anticipate will abate as we gain production during the third quarter.

Convertible notes payable are presented net of debt discount. Principal balance at June 30, 2012 was $1,787,305. Debt discount at June 30, 2012 was $1,525,516. Refer to Note 5 to the Financial Statements. The Company delayed scheduled payments on the convertible notes for the months of June, July and August 2012. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

Gain on Settlement related to the Lionheart Project includes debt forgiveness from vendors balances related to the project of $432,617 which accounts for a major part of the reduction in accounts payable.

As of June 30, 2012, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2012.

Our cash requirements, mostly for corporate expenses, are projected to be approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs.  Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and Saltwater Disposal Well will be sufficient to meet our monthly cash requirements.

To continue with our business plan including the funding of operations, we may require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by selling interest in prospects to investors through drilling programs and through future offerings of equities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. – continued

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

 ITEM 4. Controls and Procedures

As of the end of the quarter ended June 30, 2012, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000 based on their negligence that resulted in damaging the wellbore and added Crescent Services and Onsite Oiltools as additional defendants. Genie filed a counterclaim for $53,110 for their services rendered after causing the damage. We settled all claims between all parties in confidential settlements dated March 5, 2012 which included debt forgiveness income form cancellation of vendor balances.

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

Shares issued for Cash

In the six months ended June 30, 2012, we did not sell any shares to investors.

Shares issued for Services

           In the six months ended June 30, 2012, we issued 22,149 restricted shares of our common stock to consultants valued at $37,731.

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

Securities issued for Working Interests

           In the six months ended June 30, 2012, we issued working interests in the Saltwater Disposal Project valued at $2,585,719.

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

Xtreme Oil & Gas, Inc.:

Date: August 20, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: August 20, 2012	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: August 20, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director

Date: August 20, 2012	By:	/s/ E. L. Shockey
Name: E.L. Shockey
Title: Director

Date: August 20, 2012	By:	/s/Ed Allen
Name: Rear Admiral Ed Allen
Title: Director