Form 10-Q
period 2012-09-30
Xtreme Oil & Gas, Inc.
filed 2012-11-14
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2012: 45,680,814.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011

	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,347	$484,970
Cash - restricted	75,313	75,322
Accounts receivable - trade, net	38,550	192,296
Work in process	-	505,038
Prepaid expenses	325,000	-
Deferred financing costs	-	164,831
Inventory	-	62,028
Total Current Assets	440,210	1,484,485

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	8,522,935	7,547,166
	8,575,979	7,600,210
Less-Accumulated depreciation, depletion and amortization	110,946	103,499
Net property and equipment	8,465,033	7,496,711

OTHER ASSETS
Deposits	7,887	7,537
Total Other Assets	7,887	7,537
TOTAL ASSETS	$8,913,130	$8,988,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,580,583	$1,789,482
Deposits payable	335,000	1,514,244
Advances, related parties	115,000	-
Accounts payable – related parties	1,126,320	-
Short-term notes payable – related parties	250,000	-
Convertible notes payable, net of debt discount	902,267	261,799
Derivative liability	541,573	2,737,824
Total Current Liabilities	4,850,743	6,303,349

LONG-TERM LIABILITIES
Asset retirement obligation	300,000	300,000
Total-long term liabilities	300,000	300,000
TOTAL LIABILITIES	5,150,743	6,603,349
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 49,999,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $.001 par value; 200,000,000 shares authorized; 45,516,777 and 45,364,390 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	45,516	45,364
Additional paid-in capital	36,131,913	36,063,970
Accumulated deficit	(32,415,043)	(33,723,951)
Total Stockholders' Equity	3,762,387	2,385,384
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,913,130	$8,988,733

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Income from sales of working interest, net	$238,454	$115,000	$1,270,934	$2,336,078
Oil and gas sales	9,489	7,766	56,324	57,911
TOTAL REVENUES	247,943	122,766	1,327,258	2,393,989

EXPENSES:
Production costs	66,942	50,389	102,828	144,221
Workover costs	6,338	-	28,874	-
Depreciation, depletion and amortization expense	101,353	3,282	172,278	10,280
General and administrative expenses	465,819	590,237	1,212,927	1,518,399
Loss on disposal of properties	204,649	21,603	233,266	37,461
TOTAL OPERATING EXPENSES	845,101	665,511	1,750,173	1,710,361
INCOME (LOSS) FROM OPERATIONS	(597,158)	(542,745)	(422,915)	683,628

OTHER INCOME/(EXPENSE)
Gain on settlement	3,201	16,223	930,972	16,223
Amortization of debt discount	(640,478)	(234,059)	(1,179,364)	(270,228)
Interest expense, net	(81,090)	(80,580)	(216,036)	(89,652)
Derivative income (loss)	851,549	(3,388,778)	2,276,758	(3,420,865)
Gain (loss) on extinguishment of debt	-	147,066	(80,507)	147,066
Total other income (expense)	133,182	(3,540,128)	1,731,823	(3,617,456)
NET INCOME (LOSS)	$(463,976)	$(4,082,873)	$1,308,908	$(2,933,828)

EARNINGS (LOSS) PER COMMON SHARE-BASIC	$(0.01)	$(0.09)	$0.03	$(0.07)
EARNINGS (LOSS) PER COMMON SHARE-DILUTED	$(0.01)	$(0.09)	$0.03	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	45,403,966	45,700,493	45,390,507	45,120,687
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	45,403,966	45,700,493	45,390,507	45,120,687

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011
(Unaudited)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,308,908	$(2,933,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	172,278	10,280
Bad debt expense	182,018	-
Loss on debt extinguishment	80,507	(147,066)
Common stock issued for services	63,095	234,568
Gain on settlement	(930,972)	(16,223)
Income from sales of working interest	(1,270,934)	(2,336,079)
Loss on disposal of properties	233,266	37,461
Amortization of debt discount	1,179,364	270,228
Derivative (income) loss	(2,276,758)	3,420,865
Changes in operating assets and liabilities:
Accounts receivable - trade	(28,272)	26,588
Development work in process	-	(210,471)
Prepaid expenses	(325,000)	-
Inventory	-	(61,009)
Other assets	(350)	(1,000)
Accounts payable and accrued expenses	727,082	120,464
Accounts payable – related parties	151,200	-
Deposits payable	1,520,475	70,000
Net cash provided by (used in) operating activities	785,907	(1,515,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	150,000	220,000
Capital expenditures	(1,245,634)	(818,556)
Net cash used in investing activities	(1,095,634)	(598,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	(538,896)	(160,000)
Proceeds from convertible notes payable	-	2,520,000
Proceeds from notes payable	-	50,000
Proceeds from advances – related parties	115,000	-
Proceeds from notes payable – related parties	250,000	-
Proceeds from sale of common stock	-	305,000
Proceeds from sale of treasury stock	-	120,000
Net cash provided by (used in) financing activities	(173,896)	2,835,000

Net change in cash	(483,623)	721,222
CASH AT BEGINNING PERIOD	484,970	657,475
CASH AT END OF PERIOD	$1,347	$1,378,697
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$138,946	$-
Deposits applied to sale of assets	$2,849,719	$2,985,481
Development work in process reclassified to oil and gas properties	$505,038	$303,129
Accounts payable – related party issued for oil and gas properties	$75,600	$-
Accounts payable – related party issued for oil and gas properties applied to sale of assets	$1,050,720	$-
Inventory reclassified to oil and gas properties	$62,028	$-
Common stock issued for leasehold interests and equipment	$-	$15,000
Common stock issued for accrued interest	$5,000	$-

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
September 30, 2012
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - CONTINUED

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as part of the normal course of business.

 Oil and Natural Gas Properties

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2011	Additions	Dispositions	September 30, 2012
West Thrifty / Quita Field	$4,984,040	$141,921	$25,546	$5,100,415
Texas 5 Star	528,089	-	-	528,089
Smoky Hill	577,951	713,049	60,179	1,230,821
Hancock/Robinson	62,323	-	-	62,323
Lionheart	1,198,326	76,800	-	1,275,126
Gotcheye SWD	-	1,021,418	695,257	326,161
Flint Creek / Oil Creek	196,437	-	196,437	-
Total	$7,547,166	$1,953,188	$977,419	$8,522,935

Saltwater Disposal Property

During the second quarter 2012, the Company began full time operations taking saltwater from multiple water hauling companies in the area. We acquired a 10% working interest from the ADA Energy Services and took over operations on May 29, 2012 in exchange for a 5 cent per barrel of water disposed fee payable upon collecting revenue from disposal customers.

The Flint Creek/Oil Creek property was written off at September 30, 2012 as unrecoverable.

3. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, a director advanced $115,000 to the Company. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest are payable on demand and unsecured.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of September 30, 2012.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of September 30, 2012.

On June 8, 2012, the Company owed an employee $80,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $3,600 for the acquisition of their working interests in the Lionheart. See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of September 30, 2012.

On June 8, 2012, the Company owed a director $42,720 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD). See Note 7 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of September 30, 2012.

On June 11, 2012 a director loaned $50,000 to the Company. The loan is non-interest bearing and due on September 30, 2012. The Company shall pay the director $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed.

On June 11, 2012 an officer loaned $200,000 to the Company. The loan is non-interest bearing and due on September 30, 2012. The Company shall pay the officer $20,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The Company delayed scheduled payments on the convertible notes for the months of June, July, August, September, October and November 2012. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

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

In regards to the September 12, 2011 notes, the Company recognized a derivative liability of $1,484,806 on December 31, 2011 and a change in fair value of $(688,947) for the nine months ended September 30, 2012, and redemptions of $538,896 for the nine months ended September 30, 2012 resulting in a derivative liability of $256,963 at September 30, 2012.

In regards to the September 12, 2011 warrants, the Company recognized a derivative liability of $1,253,018 on December 31, 2011 and a change in fair value of $(968,408) for the nine months ended September 30, 2012, resulting in a derivative liability of $284,610 at September 30, 2012.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Nine months ended September 30, 2012
Derivative liability	December 31, 2011	Fair Value Adjustments	Redemptions	September 30, 2012
Notes	$1,484,806	$(688,947)	$(538,896)	$256,963
Warrants	1,253,018	(968,408)	-	284,610
	$2,737,824	$(1,657,355)	$(538,896)	$541,573

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

6. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 49,999,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of September 30, 2012.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew, the Company’s chief executive officer.

 Common Stock

In the nine months ended September 30, 2012, we issued 75,464 restricted shares of our common stock to consultants valued at $63,095.

During the nine months ended September 30, 2012, the Company cancelled 67,500 shares of common stock previously issued to a consultant pursuant to a consulting agreement entered into on October 18, 2011.  The cancelled shares are being included in the issued and outstanding shares of common stock as of September 30, 2012.

In the nine months ended September 30, 2012, we issued 76,923 shares of our common stock to a convertible note holder as conversion of $5,000 of accrued interest.

7. CONTINGENCIES

On December 1, 2009, we began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000 based on our contracted ownership percentage.  The suit also demands an accounting discovery for all items in dispute. On December 31, 2009, Deerman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred.   A remaining accounts receivable balance of $173,842 was written off at September 30, 2012. The Flint Creek/Oil Creek property was written off at September 30, 2012 as unrecoverable.

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceedings against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit except for Baker Hughes whose bills we continue to dispute.

On June 8, 2012, the Company agreed to acquire a 9.255321%, before payout, working interest in the Saltwater Disposal well (Gotcheye SWD) from the KD Family, LLC for $464,000 and a 6.382980%, before payout, working interest in the Lionheart well for $36,000 from the NCAL, LLC.  The KD Family, LLC and the NCAL, LLC are both owned by Mr. Nicholas DeVito, the Company’s chief operation officer.  The saltwater disposal working interest was resold in June 2012 by the Company for $535,480.

On June 8, 2012, the Company agreed to acquire a 9.255321%, before payout, working interest in the Saltwater Disposal well (Gotcheye SWD) from the WMDM Family Partnership for $464,000 and a 6.382980%, before payout, working interest in the Lionheart well for $36,000 from the WMDM Family Limited Partnership.  The WMDM Family Limited Partnership is owned by wife of Mr. McAndrew’s, the Company’s chief executive officer.  The saltwater disposal working interest was resold in June 2012 by the Company for $535,480.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

8. EARNINGS PER SHARE

For the three and nine months ended September 30, 2012, dilutive securities existed. Diluted earnings per share reflect the potential dilution of security that could share in the earnings of an entity, such as convertible preferred stock, stock options, warrants or convertible securities.

The calculation of diluted earnings per share for the three and nine months ended September 30, 2012 does not include 6,810,269 shares of common stock assuming the warrants issued with the convertible notes payable, as discussed above, were exercised due to their anti-dilutive effect.

The calculation of diluted earnings per share for the three and nine months ended September 30, 2012 does not include 6,130,375 shares of common stock assuming the convertible notes payable, as discussed above, were converted due to their anti-dilutive effect.

9. INCOME TAXES

At September 30, 2012, the Company had an unused net operating loss carryover of approximately $6,299,000 that is available to offset future taxable income which expires beginning in 2028 and ending in 2031.

The ability of the Company to utilize NOL carryforwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Certain NOLs acquired through various acquisitions are also subject to limitations.

There are no significant differences between the Company’s operating results for financial reporting purposes and for income tax purposes.

10. SUBSEQUENT EVENTS

The Company failed to make its October 12, 2012 and November 12, 2012 payments on the convertible debt instrument on time. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

In October 2012, we issued 164,037 shares of our common stock to certain convertible note holders as conversion of $26,039 of accrued interest and principal.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of September 30, 2012 we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme plans to pursue an ongoing reworking and drilling program to increase production from its properties.

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

Results of Operations.

 For the Nine Months Ended September 30, 2012 compared to 2011

Revenues

For the nine months ended September 30, 2012, revenue was $1,327,258 a decrease of approximately $1,067,000 from $2,393,989 for the nine months ended September 30, 2011. Decrease in revenue was due primarily to the difference in the gain from sale of working interest for the nine months ended September 30, 2012. Oil and gas revenues are principally from the Texas Five Star project. Oil and gas revenues were essentially flat due to several equipment failures that required repair.

Expenses

Oil production costs for the nine months ended September 30, 2012 totaled $102,828, a decrease of approximately $41,000 from $144,221 for the nine months ended September 30, 2011. The decrease is due to reduced production costs on all of our properties. Production costs exceeded oil and gas revenues in 2012 and 2011 because of higher costs of maintenance and continued additional operations to increase future production on certain wells in Texas. Oil and gas production costs are principally from the Texas Five Star project.

General and administrative expenses totaled $1,212,927 for the nine months ended September 30, 2012, a decrease of approximately $305,000, from $1,518,399 for the nine months ended September 30, 2011. These general and administrative expense differences are largely driven by costs of professional services.

Loss on disposal of properties totaled $233,266 for the nine months ended September 30, 2012, an increase of approximately $195,805, from $37,461 for the nine months ended September 30, 2011 due to the write off of the Oil Creek property.

Other Income/(Expenses)

Gain on Settlement relates to the net cost recovery after expenses for litigation and repairs incurred by the Company from the damages to the Lionheart well totaled $930,972 for the nine months ended September 30, 2012, an increase of $914,749 from the nine months ended September 30, 2011. We expect to use the remaining proceeds of these settlements to redevelop the property and attempt to produce oil from other depths in an undamaged part of the wellbore.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Other income and expense are largely driven by our debt offering in September 2011. Amortization of debt discount and interest expense totaled $1,395,400 for the nine months ended September 30, 2012. Derivative income related to the convertible debt and warrants issued in the offering was $2,276,758 for the period ended September 30, 2012. This income, a non-cash charge, is particularly volatile as we incurred, for example, derivative expense of $3,420,865 in the period ended September 30, 2011 related to another debt offering during that period.

Net Income

For the nine months ended September 30, 2012, we had a net income of $1,308,908 compared with a net loss of $2,933,828 for nine months ended September 30, 2011. This increase in net income was due primarily to gain on settlement of litigation and non-cash derivative income related of convertible debt instruments during the period ended September 30, 2012.

For the nine months ended September 30, 2012 and 2011, our earnings per share, on a basic and diluted basis, was and $0.03 and $(0.07), respectively.

For the Three Months Ended September 30, 2012 compared to 2011

Revenues

For the three months ended September 30, 2012, revenue was $247,943, an increase of approximately $125,000 from $122,766 for the three months ended September 30, 2011. The increase was principally due to an increase in the gain from working interest sales.   Revenue for oil sales for the three months ended September 30, 2012 was $9,489.

Currently, most of our revenues have come from the gains on sales of working interest in our oil and gas properties, such sales reflecting approximately 96% of our revenues in the third quarter of 2012 and approximately 94% of our revenues in the third quarter of 2011.

Expenses

Oil production costs for the three months ended September 30, 2012 totaled $66,942, an increase of approximately $16,000 from $50,389 for the three months ended September 30, 2011. The increase is due to maintenance activities on all of our properties.

General and administrative expenses totaled $465,819, for the three months ended September 30, 2012, a decrease of approximately $124,000, from $590,237 for the three months ended September 30, 2011. This decrease in general and administrative expense is largely driven by decrease in expenses for professional services delivered.   These expenses, incurred in 2012, included salaries, utilities and rent, consulting fees, and presentation fees.

Loss on disposal of properties totaled $204,649 for the three months ended September 30, 2012, an increase of approximately $183,406, from $21,603 for the three months ended September 30, 2011 due to the write off of the Oil Creek property.

 Other Income/(Expenses)

Other income and expense are largely driven by our debt offering in September 2011. Amortization of debt discount and interest expense totaled $721,568 for the three months ended September 30, 2012.  Derivative income related to the convertible debt and warrants issued in the offering was $851,549 for the quarter. This income, a non-cash charge, is particularly volatile as we incurred, for example, derivative expense of $3,388,778 in the three months ended September 30, 2011 related to another debt offering during that period.

 Net Income

For the three months ended September 30, 2012, we had a net loss of $463,976 compared to a loss of $4,082,873 for the three months ended September 30, 2011. This change in net loss was primarily due to accounting charges taken for derivative instruments during the period ended September 30, 2012. Our losses from operations increased in the third quarter of 2012 to a loss of $597,158 from a loss of $542,745 in the third quarter of 2011. The increased operating loss essentially reflects the increase in loss on disposal of properties, depreciation, depletion and amortization expenses, and production costs, partially offset by the increase in working interest revenue and lower general and administrative expenses.

For the three months ended September 30, 2012 and 2011, our loss per share on a basic and diluted basis was $0.01 and $0.09, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources

Our first audited financial statements were for fiscal years 2008 and 2009 and had a going concern qualification. The audit for fiscal 2010 and 2011 had the same qualification.

Our plan has been for our field operations to provide sufficient liquidity for daily operating capital and further development. We have also sold working interests in our properties and incurred debt to also provide capital to acquire properties and develop them when the cash flow from those operations would sustain our operations and provide for growth. Though each of our properties indicate significant reserves or potential, currently all of our properties need additional capital to develop, and we have failed to make payments on indebtedness incurred in September 2011, indebtedness in which we are in default.

In need of capital to develop properties and expand, in June 2012 we pursued several funding opportunities based on the belief that the assets owned, if developed, would satisfy our current operating and development needs and provide for our growth. With a $325,000 deposit advanced by affiliates of the company, we obtained a commitment for a $20,000,000 debt instrument with a close indicated in the early summer 2012 from the RO Financial Group. Two other discussions we chose not to pursue would have resulted in significant dilution or debt and warrants that would not be beneficial.

Although we have been assured both verbally and in writing that the funding by the RO Financial Group engaged in June of this year remains imminent, we began to pursue various alternatives to that financing. Our plan is to bring to fruition one or more of these plans as soon as possible to continue to develop our existing properties, and expand our business, probably in the development of the salt water disposal business.

Financing Plans

On June 8 2012, three of our executives and one Director sold back working interest in the Saltwater Disposal Well to the Company for $1,050,720 and the Company subsequently resold that interest for $1,212,475.   See Note 7 to the consolidated financial statements for further detail.

As discussed above, in June 2012, we signed an agreement with the RO Financial Group that will give us access to a $20,000,000 line of credit facility.  One director and an officer advanced the company $250,000 of the $325,000 placement fee required to commence the loan process. See Note 3 to the consolidated financial statements. This financing has not yet closed as of the date of this filing.

Cash flow provided by operations was $785,907 for the nine months ending September 30, 2012. Cash flow used in investing activities was $1,095,634 for the nine months ended September 30, 2012. Cash flow used by financing activities was $173,896 for the nine months ended September 30, 2012.

Deposits payable at September 30, 2012 include $335,000 for the Smoky Hill Two well Project in process at September 30, 2012.

The Saltwater Disposal project, completed in the second quarter of 2012, was accepting water from customers for the entire quarter and is now shut in awaiting a larger pump to be installed. Gross charges to customers for the third quarter were approximately $16,500.

Development is continuing on the first well on the Smoky Hill Project. During second quarter of 2012 frac fluid continued to be pumped off and the well encountered operational problems when a casing pipe developed a leak and contaminated the hole.  The wellbore has been cleaned but residual problems continue, problems that we anticipate will abate as we gain production during the fourth quarter.

Convertible notes payable are presented net of debt discount. Principal balance at September 30, 2012 was $1,787,305. Unamortized debt discount at September 30, 2012 was $885,038. The Company delayed scheduled payments on the convertible notes for the months of June, July, August, September, October, and November 2012. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

As of September 30, 2012, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Although we expect cash flow from operations to rise as our operations improve and the number of projects we successfully develop grows, we believe that we will raise, probably through the private placement of equity securities, additional capital to assure we have the necessary liquidity for 2012.

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

 ITEM 4. Controls and Procedures

As of the end of the quarter ended September 30, 2012, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 1, 2009, we began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000 based on our contracted ownership percentage.  The suit also demands an accounting discovery for all items in dispute. On December 31, 2009, Deerman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred.   A remaining accounts receivable balance of $173,842 was written off at September 30, 2012. The Flint Creek/Oil Creek property was written off at September 30, 2012 as unrecoverable.

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceeding against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit except for Baker Hughes whose bills we continue to dispute.

On April 27, 2010, we filed suit against Genie Well Services in U.S. District Court for the Western District of Oklahoma demanding restitution for damaging our Lionheart well for damages in excess of $75,000 based on their negligence that resulted in damaging the wellbore and added Crescent Services and Onsite Oiltools as additional defendants. Genie filed a counterclaim for $53,110 for their services rendered after causing the damage. We settled all claims between all parties in confidential settlements dated March 5, 2012 which included debt forgiveness income from cancellation of vendor balances.

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

Shares issued for Cash

In the nine months ended September 30, 2012, we did not sell any shares to investors.

Shares issued for Services

In the nine months ended September 30, 2012, we issued 75,464 restricted shares of our common stock to consultants valued at $63,095.

During the period ended September 30, 2012, the Company cancelled 67,500 shares of common stock previously issued to a consultant pursuant to a consulting agreement entered into on October 18, 2011.  The cancelled shares are being included in the issued and outstanding shares of common stock as of September 30, 2012.

In the nine months ended September 30, 2012, we issued 76,923 shares of our common stock to a convertible note holder as conversion of $5,000 of accrued interest.

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

Securities issued for Working Interests

           In the nine months ended September 30, 2012, we issued working interests in the Saltwater Disposal Project valued at $2,585,719.

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

Xtreme Oil & Gas, Inc.:

Date: November 14, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: November 14, 2012	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: November 14, 2012	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director