Form 10-K
period 2012-12-31
Xtreme Oil & Gas, Inc.
filed 2013-04-16
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock, par value $.001 per share, held by non-affiliates (based upon the closing sales price on the OTC QB Exchange on June 30, 2012, the last business day of registrant’s most recently completed second fiscal quarter) was approximately $15.3 Million.

As of April 15, 2013, there were 62,187,051 shares of common stock outstanding.

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

In May 2010, we sold our interest, approximately 50.78%, in Small Cap Strategies, Inc., a corporation whose common stock is registered under Section 12 of the Securities Exchange Act of 1934. The purchaser, Bryce Knight, a principal in that company, exchanged 1,160,000 shares of our stock owned by the purchaser for our interest. In addition, we agreed to pay purchaser an additional $35,000 worth of accounts payable.  Mr. Knight was never an officer, director, employee or principle of Xtreme Oil & Gas.  The terms of the sales were negotiated during April 2010 by telephone and email exchange between Mr. Knight and Mr. DeVito and were approved by our Board of Directors in May 2010. We had acquired Small Cap Strategies, Inc. in July 2008.

Recent Events

On April 15, 2013, Xtreme Oil & Gas, Inc. (“Xtreme” or the “Company”) entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to Xtreme’s Kansas, or Smokey Hills, prospect and all of the Company’s properties in Oklahoma.

Torchlight shall acquire one-half of the Company’s interest in the Smokey Hills prospect and assume the Company’s obligation to complete the first well drilled on the prospect plus additional costs previously billed to Xtreme by the operator. Torchlight will assume Xtreme’s obligation under its working interest in the prospect to drill the planned second well.

With respect to the Oklahoma properties, the Company shall convey half of its working interest and all related equipment in the Lenhart well and shall acquire all of the Company’s interest in the Robinson and Hancock wells. Torchlight shall also acquire 90% of the Overriding Royalty Interest in the Company’s Salt Water Disposal Well and Facility, as defined, but such interest is junior to the interests of investors in the well. In its discretion, Torchlight will pay the cost to re-enter the Lenhart well.

These transactions provide the resources to develop further wells that working interest owners in the various prospects own.

Payments to the Company, other than the $100,000 payable upon execution of the agreement, roughly total $1,200,000 depending upon certain costs assumed by Torchlight.

The agreement also grants to Torchlight the option to acquire for $4,000,000 in Torchlight Common Stock the balance of the Company’s interest in the Smokey Hills prospect if the first well drilled reaches 300 barrels of equivalent per day. Torchlight also has the option to acquire the balance of the working interest in the Lenhart prospect for $1,000,000 in Torchlight Common Stock should that well reach 50 barrels of oil equivalent production per day. Both production goals must reach the level of defined production within 30 days of completion.

The Company shall continue development opportunities of its largest prospect by asset valuation, the West Thrift Units.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Recent Events - continued

On March 28, 2013, the Company formed a committee to advise the Company with respect to the Torchlight transaction discussed above. The committee consists of three stockholders of the Company, Brandon Chabner, Keith Houser, and Ben Doherty.

As part of the review of the Torchlight transaction, Torchlight had asked that Mr. McAndrew act as a consultant to Torchlight, necessitating a release by the Company of the Mr. McAndrew’s covenant not to compete with the Company. The committee approved that release. Accordingly, though Mr. McAndrew will remain the Company’s Chief Executive Officer and an employee of the Company, he will act as a consultant to Torchlight.

Our Approach to the Business

We believe there are opportunities to acquire properties that formerly produced oil and gas, similar to the West Thrifty, or are now operating under marginal circumstances and can be redeveloped for profitable operation using newer production techniques. These opportunities are primarily the result of neglect or abandonment of oil and gas producing properties owned by persons lacking the capital and other resources necessary to bring the properties back into production and develop recoverable hydrocarbons that remain. When we identify such a prospect we determine whether there is reason to believe the prospect has remaining hydrocarbons yet to be produced, determine a value for the prospect, and, if warranted under all the circumstances, pursue acquisition of the prospect.

In addition, we plan to drill and operate saltwater disposal wells and began our first saltwater disposal well in the first half of 2013 with Torchlight’s acquisition of our saltwater disposal well.  We do not anticipate additional saltwater disposal wells in the foreseeable future. We have completed drilling our first well and have placed the well into operation.

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

After acquisition of a property, we perform an extensive field study either in-house, thereafter submitting it to outside review, or commission an independent party to conduct a study, which is then reviewed by the in-house staff. The objective is to decide upon the most cost-efficient and operationally efficient way to produce the hydrocarbons remaining and recoverable on that property. Xtreme applied this process of evaluation and purchase to the acquisition of its current working interest in oil and gas properties, such as the West Thrifty, Lionheart, and Smoky Hill fields.

Historically, Xtreme has focused its acquisition and development activities in Oklahoma and Texas but in 2011 expanded into Central Kansas, and Xtreme given the Torchlight acquisition anticipates discontinuing operations in those states. Nevertheless, should Xtreme receive unsolicited proposals on the acquisition of properties in other states that are attractive, we will investigate and, if warranted, make an effort to acquire an interest in such properties at an acceptable price.

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

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Our Approach to the Business - continued

As of December 31, 2012, the Company owns working interest on 10,348 surface acres containing 67 oil wells and drilling locations in Texas, Kansas, and Oklahoma.

Current Oil and Natural Gas Projects

We are in the process of reviewing our portfolio of oil and natural gas properties. We believe that the application of advanced drilling, completion and stimulation technologies combined with a strong commodity pricing environment could make profitable the development of oil and gas prospects that were formerly productive or are now operating under marginal circumstances.

As of December 31, 2012, we owned and operated three locations in Texas and Oklahoma and we are a non-operator in Kansas. Several of these fields have been drilled but are no longer producing while we are determining the final drilling locations and technological approaches for the others.

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

Although the WTU has 53 well sites, we anticipate developing the prospect using similar waterflood techniques where four wells would be used for injecting water to drive production to the fifth.  We placed this first pattern into service and achieved 5-7 barrels of production per day before temporarily ceasing operations during late 2012.

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

Salt Water Disposal Well

We have drilled and completed a saltwater disposal well located east of Oklahoma City, a program financed through a drilling program. We raised approximately $3,291,000 for this drilling program during the fourth quarter 2009 through first quarter 2010.  In the first half of 2012, we issued working interests in the Saltwater Disposal Project valued at $2,585,719. These funds are recorded as deposits on our balance sheet until the project is completed.  Upon completion these deposits showed as revenue from drilling projects on our statement of operations. We have completed drilling this well and we have placed it into service in March 2012.  During the second quarter 2012, the Company began full time operations taking saltwater from multiple water hauling companies in the area. We acquired a 10% working interest from the ADA Energy Services and took over operations on May 29, 2012 in exchange for a 5 cent per barrel of water disposed fee payable upon collecting revenue from disposal customers. We plan to seek an additional site for our second well during 2013.

Smoky Hill, Kansas

We acquired 17.79% of the leases and working interest on 8,516 acres in central Kansas. We agreed to purchase the working interest from Husky Ventures Inc. which will initially be the operator of the project.

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

Husky has completed drilling the first well on this property and is in the process of finishing completion operations.  We expect this well to begin production in mid 2013.  Once production results are understood, we expect that Husky will proceed to drill additional wells during 2013.

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

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

Production and Operating Statistics

The following table presents certain information with respect to our gross production and operating data for the periods presented:

	Year Ended December 31,
	2012	2011
Gas
Production (mcf)	-	-
Revenue	-	-
Average production per day (mcf)*	-	-
Average sales price per mcf	-	-
Production costs **	-	-
Oil
Production (bbl)	680	1,610
Revenue	$68,113	$64,249
Average production per day (bbl)*	4.6	4.4
Average sales price per bbl	$89.50	$89.59
Production costs **	137,152	$194,848

*      Average production is based on a 365 day year
**    Production costs, exclusive of work-over costs, are costs incurred to operate and maintain wells and equipment and to pay

Productive Wells and Acreage

The following table sets forth our interest in undeveloped acreage, developed acreage and productive wells in which we own a working interest as of December 31, 2012. Gross represents the total number of acres or wells in which we own a working interest. Net represents our proportionate working interest resulting from our ownership in the gross acres or wells. Productive wells are wells in which we have a working interest and that are producing and wells capable of producing oil or natural gas or both.

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

	Gross
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2012	-	-	-	1	-	1
Year ended December 31, 2011	-	-	-	1	-	1
	Net
	Exploratory			Development
	Productive	Dry	Total	Productive	Dry	Total
Year ended December 31, 2012	-	-	-	1	-	1
Year ended December 31, 2011	-	-	-	1	-	1

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

The Company had oil and gas sales to one unaffiliated purchaser, Plains Marketing, for the year ended December 31, 2012, which accounts for 100% of our oil and gas sales, excluding our sales of working interest to third parties.  We believe that there is a ready market for all oil and gas we produce, with pipelines in place where we would produce gas. Xtreme has no other relationship with this customer. This concentration is a matter of convenience for us rather than necessity, since this customer is an active buyer in the areas where our wells are located and prices between potential customers vary little or not at all because prices are tied to the going market rate for the commodity. If Xtreme lost any customer, management believes Xtreme could quickly replace the lost customer with other buyers paying comparable prices. Consequently, management does not believe the loss of one of Xtreme’s major customers would have a material adverse effect on its business.

Xtreme recognizes revenue from the sale of crude oil when the customer picks-up the oil in our field and sales of gas when it reaches the customer’s point of purchase in the gas transmission system. The amount we recognize for each well is based on the percentage of our net revenue interest in the well, and the remainder is allocated to other persons holding a net revenue interest.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

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

Employees

Xtreme presently has three full-time executive and operational employees. In addition, we employ several contractors and consultants for engineering, geology, operations and business management. None of our employees is a member of a labor organization or is covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 1 and ITEM 2.   BUSINESS AND PROPERTIES - continued

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

Our auditors’ report in our December 31, 2012, consolidated financial statements, expressed an opinion that the Company’s capital resources as of December 31, 2012 are not sufficient to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. There is the distinct possibility that we will no longer be a going concern and will cease operations.

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

We are dependent on our ability to obtain financing to supplement our cash flow from operations. Historically, we have financed our business plan and operations primarily with issuances of common stock. We also require capital to continue operations and to fund our capital budget focused on the development of oil and gas properties. Production of oil and gas will require significant capital expenditures and successful drilling operations. Our cash requirements, mostly for corporate expenses, are approximately $80,000 per month or $960,000 per year, and our drilling activity is being funded from drilling programs. Revenue from existing oil production is not yet consistent on a monthly basis, and we cannot predict whether our cash flows from the future completion of our current drilling operations and pending Saltwater Disposal Well will be sufficient to meet our monthly cash requirements. Although, we have contracted to acquire additional properties, we lack the cash requirements necessary to complete the acquisition and develop them.  See Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations – For the Years Ended December 31, 2012 compared to 2011 – Liquidity and Capital Resources. We will be required to meet our needs from our internally generated cash flows, debt financings and equity financings.

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

ITEM 1A.                RISK FACTORS - continued

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

ITEM 1A.                RISK FACTORS - continued

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

ITEM 1A.                RISK FACTORS – continued

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

ITEM 1A.                RISK FACTORS - continued

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

ITEM 1A.                RISK FACTORS - continued

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

ITEM 1A.                RISK FACTORS - continued

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

As of April 15, 2012, we had outstanding 62,187,051 shares of common stock.  Sales of a substantial number of shares of our common stock in the public markets following this filing by any of our existing stockholders (or persons to whom our existing stockholders may distribute shares of our common stock), or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

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

ITEM 2.                   PROPERTIES

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

Calendar Quarter Ended	Low Bid ($)	High Bid ($)

March 31, 2011	0.20	2.05
June 30, 2011	0.22	0.81
September 30, 2011	0.12	0.54
December 31, 2011	0.18	0.34

March 31, 2012	0.20	0.34
June 30, 2012	0.15	0.30
September 30, 2012	0.07	0.19
December 31, 2012	0.018	0.12

On March 30, 2013 there were 172 holders of record of our common stock listed by our transfer agent.

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

Recent Sales of Unregistered Securities

In 2012, we issued 75,464 restricted shares of our common stock to seven consultants for services valued at $63,098.

In 2012, we issued 1,758,838 shares of common stock to convertible note holders in exchange for $83,725 of principal and interest.

Equity Compensation Plans

The Company has no equity compensation plans.  See Item 11. Executive Compensation

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2012 and 2011 and for each of the years ended December 31, 2012 and 2011 included in Item 8 of this Annual Report on Form 10-K.

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

Overview

Xtreme Oil & Gas, Inc. is a growing independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of December 31, 2012 we own working interests in 10,348 acres of oil and gas leases in Texas, Kansas and Oklahoma that now include 12 gross producing wells and 55 gross non-producing wells. Xtreme is reviewing our current approach to pursuing an ongoing reworking and drilling program to increase production from its properties (See Item 1 Business and Properties Recent Events). Our revenues are derived from the sale of oil and gas products and sale of interests, principally in drilling programs.

Results of Operations

For the Year Ended December 31, 2012 compared to 2011

Revenues

For the year ended December 31, 2012, revenues were $1,339,047 compared to revenues of $2,493,873 for year ending December 31, 2011.

Sales of oil and gas in both years came from our Texas fields, the West Thrifty and Quita fields, with revenues of $64,249 in 2011 rising slightly to $68,113 in 2012. The change in revenue in 2012 is attributed to small changes in production across the Texas properties.

We recognized $1,270,934 of revenue in 2012 and $2,429,624 in 2011 from the sale of working interests in our leases. When we sell such working interests, we record cash receipts as deposits payable. As drilling on a project is completed, we decrease the liability and recognize revenue. All of our sales of working interests are sold on a turnkey basis, that is, we agree to be responsible for all costs incurred in drilling that are attributable to the working interest sold, profiting where these expenses are less than the actual expenses attributable to the working interests and absorbing costs where they exceed the amount sold.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Expenses

Oil production expenses totaled $137,502 and $194,848 for the years ended December 31, 2012 and 2011, respectively. The decrease in expenses related to reduced maintenance costs on the Texas fields.   Loss on disposal of properties totaled $233,266 for the year ended December 31, 2012 and was directly related to our attempts to recover damages on the Lionheart property. We continued to operate the West Thrifty and Quita properties and invest in improving field operations to properly maintain and improve our production efficiency. Production costs exceeded revenues because of higher costs of maintenance and repairs. Expenses related to disposing of property increased significantly in 2012 to $233,266 from $48,356 in 2011, because the we wrote down the Flint Creek/Oil Creek property in September 2012.

General and administrative expenses totaled $1,766,403 for the year ended December 31, 2012, an increase of approximately $239,000 from $1,526,977 for the year ended December 31, 2011.

Nonetheless, we incurred significant litigation expenses in 2012, principally as we defended against the Pan American lawsuit on the Lionheart prospect. We anticipate litigation expenses to decline in 2013.

Other Income (expense)

Other income (expense) increased from $853,577 expense in 2011 to $802,850 income in 2012. Other income (expense) is comprised primarily of derivative income (expense) and amortization of debt discount and deferred finance costs. Almost all of the 2012 expense related to our debt placement in September 2011 with interest expense of $396,071, amortization of debt discount of $2,064,402, and a derivative income of $2,430,514. Offsetting these gains was a loss on extinguishment of debt of $98,163 that occurred when a portion of the proceeds from our September 2011 debt offering was converted into common stock. A portion of this gain is also attributable to payments we made in December 2012 required under the September 2011 debt. Accruals similar to that made in December 2012 will be incurred throughout 2013 as we make monthly payments on that debt.

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

Net Loss

For the year ending December 31, 2012, we had net loss of $70,437 compared with net loss of $205,088 for 2011. The decrease in net loss in 2012 was primarily due to derivative income related to our debt placement in September 2011.

For the years ending December 31, 2012 and 2011 our loss per share on a diluted basis was $0.00.

Liquidity and Capital Resources

Cash flows provided by operations was $822,458 for the year ending December 31, 2012. We believe that for the next 12 months we will not generate sufficient cash from our oil and gas operations to fund our operations or development of our prospects and acquisitions of additional prospects. (See Item 1 Business and Properties – Recent Events).We believe that we will need to raise funds through the private placement of equity securities and sale of working interests to assure we have the necessary cash for operations and development.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

We project that our cash requirements, mostly for corporate expenses, will be approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs. Drilling programs generated $1,270,934 in 2012 from the sale of working interest in a project on the West Thrifty Unit, and from a portion of the sale of working interest in the Saltwater Disposal Project. Drilling and completion work on the West Thrifty Unit and the Saltwater Disposal projects has been completed and the cash generated from the sale of these drilling programs is sufficient to complete each of these projects. The sale of working interest of $1,270,934 in 2012 was not sufficient to meet all of our cash needs and our accounts payable and accrued expenses rose from $1,789,482 in 2011 to $1,811,271 in 2012.  Revenue from existing oil production is not yet consistent on a monthly basis, but we expect our cash flows from the continued operations of our Saltwater Disposal Well to improve but may not be sufficient to meet our monthly cash requirements for planned day to day operations. In addition, we have not yet contracted to acquire additional properties, and we are unable to determine the consideration required for their purchase, the cash requirements necessary to develop them, or the revenues from them if drilling is successful.

To continue with our business plan including the funding of operations, we will require additional capital to develop properties and believe that we will continue to raise capital and generate revenue by selling interest in prospects to investors through drilling programs and through future offerings of equity or debt securities (See Item 1 Business and Properties – Recent Events).

In need of capital to develop properties and expand, in June 2012 continuing through 2013 we pursued several funding opportunities based on the belief that the assets owned, if developed, would satisfy our current operating and development needs and provide for our growth. With a $325,000 deposit advanced by affiliates of the company, we obtained a commitment for a $20,000,000 debt instrument with a close indicated in the early summer 2012 from the RO Financial Group. Two other discussions we chose not to pursue would have resulted in significant dilution or debt and warrants that would not be beneficial.

Although we have been assured both verbally and in writing that the funding by the RO Financial Group engaged in June of this year remained imminent we do not believe this is a viable alternative and we began to pursue various alternatives to that financing. We sent a termination letter to the RO Financial Group in January 2013.  Our plan is to bring to fruition one or more of these plans as soon as possible to continue to develop our existing properties, and expand our oil and gas production business.

On June 8, 2012, three of our executives and one Director sold back working interest in the Saltwater Disposal Well to the Company for $1,050,720 and the Company subsequently resold that interest for $1,212,475.   See Note 9 to the consolidated financial statements for further detail.

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

In December 2012 we signed an agreement to acquire 90% of Rick’s Transport Services business to complement our saltwater disposal well business for $8,000,000 and 2,000,000 shares of restricted common stock.  We engaged an investment bank to raise the funds for the acquisition and if successful it to add positive cash flow and earnings to Xtreme in 2013.  We do not yet have a term sheet for financing this transaction and the agreement with Rick’s Transport Services expires on April 17, 2013.

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

 Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had $0 of non-producing properties as of December 31, 2012 and 2011.

Capitalized amounts attributable to oil and natural gas properties are depleted by the unit-of-production method. Depletion expense for oil and natural gas producing property was $2,884 and $6,951 for the years ended December 31, 2012 and 2011, respectively.

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

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Asset Retirement Obligations

The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. The Company has recorded a liability of $300,000 as of December 31, 2012 and 2011.

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

The Company determined that there was no impairment of long-lived (non oil and gas property) assets for the years ended December 31, 2012 and 2011, respectively.

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

In regards to the September 12, 2011 Note, the Company recognized a derivative liability of $1,484,806 at December 31, 2011 and a change in fair value of $(682,150) for the year ended December 31, 2012, and redemptions of $575,586 for the year ended December 31, 2012 resulting in a derivative liability of $227,070 at December 31, 2012.

In regards to the September 12, 2011 Warrants, the Company recognized a derivative liability of $1,253,018 at December 31, 2011 and a change in fair value of $($1,074,615) for the year ended December 31, 2012, resulting in a derivative liability of   $178,403 at December 31, 2012.

The Company delayed scheduled payments on the convertible notes for the months of June, July, August, September, October, November, and December 2012. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

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

Our major market risk exposure is in the pricing applicable to our oil production and natural gas sales. Realizing pricing is primarily driven by the prevailing domestic price for crude oil. Historically, prices received for oil and gas sales have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $76.45 per barrel to a high of $110.12 per barrel during 2012 and $85.66 to $108.80 in 2011. Gas prices during 2012 ranged from a low of $1.85 per mcf to a high of $3.59 per mcf and $3.14 to $4.37 in 2011. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

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

ITEM 9A.	CONTROLS AND PROCEDURES - continued

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

The principal change in our internal control over financial reporting, was implemented by our Chief Executive Officer and our Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting relates to the transition to our new accounting software and the more rigorous documentation relating to entries therein as well as the limitation of access to those entitled to making entries into such software during 2011.  However, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions with Xtreme for each of the directors and officers as of December 31, 2012.

Name	Age	Position	Since
Willard G. McAndrew	58	Chairman of the Board, Chief Executive Officer, and President	Dec 2006

Nicholas P. DeVito	50	Chief Operating Officer	Dec 2009

Roger Wurtele	66	Chief Financial Officer	Feb 2010

None of the directors or officers holds a directorship in any other publicly held company. All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The following is information on the business experience of each director and officer.

Willard G. McAndrew III, 58 Chairman, Chief Executive Officer and President - Mr. McAndrew has thirty eight years’ experience in the energy industry from field operations to refining. Since December 2006 Mr. McAndrew has served as the Chairman, CEO and President of Xtreme Oil & Gas. From 2001 through May 2006 he served as the CEO, President and Director of Energy & Engine Technology, Inc.  Mr. McAndrew was seeking properties to start a new company from May 2006 through November 2006.  Energy & Engine Technology, Inc. filed for bankruptcy protection in December 2006. He began his career in 1969, gaining experience working for Hercules Drilling Company as a roustabout in South Louisiana.  Mr. McAndrew attended Louisiana State University and then spent two years in the United States Marine Corps.  Later, he joined Exxon Corporation Refinery’s Distillation and Specialties division in Baton Rouge, Louisiana, becoming the fourth generation in his family to work for Exxon.   Mr. McAndrew has served as President and owner of several small companies that were involved in all phases of the oil and gas business from drilling, reworking, completion, leases etc. He has been a consultant since 1990 to companies and is responsible for the structure, formation and marketing of partnerships and energy financing.  Mr. McAndrew has held the following security licenses:  24, 27, 7, and 63.

Mr. McAndrew’s founding of the Company qualifies him as a Director of the Company.  His many years of experience in the oil and gas industry led to that founding and support his continuing, necessary leadership on the Board of Directors

Nicholas P. DeVito, 50, Chief Operating Officer– Mr. DeVito has 26 years of experience in engineering and operations in a variety of industries including telecommunications, alternative energy, manufacturing and health and fitness. From August 2001 through December 2003, Mr. DeVito has served VP of Business Development and as CEO of several subsidiaries in Tellium, a telecommunications equipment manufacturing company.  From January 2004 through December 2006 he consulted to Rexplex, a private health and fitness company and NEMA, a private consumer products company and was engaged to improve operations and grow sales.   From January 2007 through December 2008 he served as the Chief Operating Officer of Raven Biofuels, an alternative energy development company that sought to create biofuels from waste agricultural products.  From January 2009 through November 2009 he served as a part-time consultant to Xtreme Oil & Gas.  He has served as our Chief Operating Officer since December 2009. He has a BSEE and MSEE from Columbia University and an MBA in Management from New York University.

Roger N. Wurtele, 66, Chief Financial Officer - On February 23, 2010 Mr. Wurtele joined us as our Chief Financial Officer.  Mr. Wurtele is a versatile, experienced finance executive that has served as the CFO for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management. From September, 2001 – May, 2006   he was the CFO of Energy & Engine Technology, Inc., a product development company whose major product was an auxiliary power generator designed for long haul trucks to avoid costs of engine idling. Energy and Engine Technology, Inc. filed for bankruptcy in December 2006. From June, 2006 – October, 2007   he was President of Controllership Services Inc. (100% Owned) providing various financial assistance to a series of clients.  From November, 2007 – January, 2010   Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects. Prior to these positions, Mr. Wurtele was the CFO of an energy company that operated approximately 900 oil wells, located in three states, and employed fifty-five employees. Mr. Wurtele graduated from the University of Nebraska and has been a CPA for 40 years.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Xtreme for the years ended December 31, 2010, 2011 and December 31, 2012 of those persons who were executive officers of Xtreme for the year ended December 31, 2012, or who receive annual salary and bonuses exceeding $100,000.

			Summary Compensation Table
		Salary Paid (3)	Stock (1)(2)	Option (1)(2)
Name and Principal Position	Year	Salary ($)	Awards($)	Awards($)	Total
Willard G. McAndrew	2012	$126,000	$-	$-	$126,000
Chairman, President and	2011	144,000	-	-	144,000
Chief Executive Officer	2010	135,000	1,000,000	-	1,135,000

Nicholas DeVito	2012	105,000	-	-	105,000
Chief Operating Officer	2011	142,000	-	-	142,000
	2010	117,500	1,000,000	-	1,117,500

Roger Wurtele	2012	65,000	-	-	65,000
Chief Financial Officer	2011	127,566	-	-	127,566
	2010	119,800	351,300	-	471,100

Phyllis Wingate (4)	2012	78,000	-	-	78,000
Corporate Secretary	2011	78,000	-	-	78,000
	2010	66,000	200,000	-	266,000

(1)	See Employment Agreements and Owners and Management - Revisions to Options and Preferred Stock.
(2)	With respect to valuation.
(3)	We accrued approximately $507,500 of salaries owed to Mr. McAndrew, Mr. DeVito and Mr. Wurtele.
(4)	Ms. Wingate resigned in December 2012

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

In 2012, Messrs. E.L. Shockey and Lloyd E. Allen both resigned from the board due to health reasons.  Those positions have not been refilled.

ITEM 11.	EXECUTIVE COMPENSATION – continued

Stock Options

No options are currently issued to any executive, employee, consultant or investor.

Employment Agreements

Xtreme entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer and with Mr. Nicholas P. DeVito as Chief Operating Officer for a period of five years. Xtreme entered into a long term employment contract on January 1, 2011 with Mr. Roger Wurtele as Chief Financial Officer. If such employee is terminated without cause or upon a change of control, the Company is obligated to pay them for the remaining term of the agreement. The current annual salaries of the executive officers are as follows:

Will McAndrew, Chairman, and Chief Executive Officer	$216,000
Nicholas DeVito, Chief Operating Officer	$180,000
Roger Wurtele, Chief Financial Officer	$120,000

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

Accordingly, no options or unvested stock awards existed as of December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth as of December 31, 2012 the number and percentage of the outstanding shares of common stock, which according to the information available to Xtreme, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, and (iii) all current directors and executive officers as a group. Except as listed in the table below, to the knowledge of Xtreme, no person is the beneficial owner of five percent or more of the outstanding common stock other than as stated for them herein. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Number of	Percent of	Number of	Percent of	Added Voting	Equivalent
Name and Address of Beneficial Owner	Common Shares	Class	Preferred Shares	Class	Common Shares	Voting Percentage
Willard G. McAndrew (1)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	13,931,000	29.5	1,000	100%	51,914,159	71.7%

Nicholas P. DeVito (2)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	3,660,000	7.8	-	-	-	3.7

Roger Wurtele (3)
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093	331,300	0.7	-	-	-	0.3

Phyllis Wingate (4)	1,930,000	4.0	-	-	-	1.9
5700 West Plano Pkwy, Suite 3600
Plano, TX 75093

Lloyd E. Allen (5)	58,333	0.1				0.05
8 Hunter’s Ridge Lane
Trophy Club, Tx 76262

E. L. Shockey (5) 10827 Stone Canyon Rd Dallas, TX 75230	4,695,000	9.9	-	-	-	4.7

All executive officers, beneficial owners,
and directors as a group	24,605,633	52.2%	1,000	100%	51,914,159	77.2%

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

(3)
Mr. Wurtele’s 331,300 shares are owned by Birch Glenn Investments Ltd. Of which Mr. Wurtele is the owner and manager. He was awarded 250,000 shares in February 2010 when he joined the company as CFO. See Executive Compensation Arrangements.

(4)	Ms. Wingate’s shares are directly owned and she resigned in December 2012.

(5)	Messrs. Allen and Shockey both resigned from the Board of Directors in October 2012 due to health reasons.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. McAndrew, through the WMDM Family Limited Partnership, has a 2.5% overriding royalty interest in the West Thrifty and Quita oil and gas properties and a 2.6% overriding royalty interest in the Lionheart property.

During 2012, a director advanced $101,093 to the Company. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest are payable on demand and unsecured.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 9 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 9 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 8, 2012, the Company owed an employee $80,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $3,600 for the acquisition of their working interests in the Lionheart. See Note 9 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 8, 2012, the Company owed a director $42,720 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD). See Note 9 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 11, 2012 a director loaned $50,000 to the Company. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the director $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. The loan is in default.

On June 11, 2012 an officer loaned $200,000 to the Company. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the officer $20,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. The loan is in default.

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

The consolidated financial statements as of December 31, 2012 and 2011 appearing in this Form 10-K have been audited by LBB & Associates Ltd., LLP, independent certified public accountants, as set forth in their report thereon appearing elsewhere in this Form 10-K, and such report is included in reliance upon such report given upon the authority of such firm as experts in accounting and auditing.

The following is a summary of the aggregate fees billed to us for fiscal 2011 and 2012 by LBB & Associates Ltd., LLP.

Fees for audit services totaled $46,944 and $52,652 in 2011 and 2012, respectively, for professional services for the financial statements and for reviews of the financial statements of our quarterly reports on Form 10-Q. No other fees were billed by or services rendered by LBB & Associates Ltd., LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements:

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Xtreme Oil & Gas, Inc. and Subsidiary
Plano, Texas

We have audited the accompanying consolidated balance sheets of Xtreme Oil & Gas, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xtreme Oil & Gas, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 15, 2013

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of December 31, 2012 and 2011
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$26,354	$484,970
Cash – restricted	75,313	75,322
Accounts receivable, net	27,257	192,296
Work in process	-	505,038
Deferred financing costs	-	164,831
Inventory	-	62,028
Total current assets	128,924	1,484,485

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	8,584,572	7,547,166
	8,637,616	7,600,210
Less-accumulated depreciation, depletion and amortization	(112,467)	(103,499)
Net property and equipment	8,525,149	7,496,711

Deposits	57,887	7,537
TOTAL ASSETS	$8,711,960	$8,988,733

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,811,271	$1,789,482
Deposits payable	391,418	1,514,244
Advances – related parties	101,093	-
Accounts payable – related parties	1,126,320	-
Short-term notes payable	114,000	-
Short-term notes payable – related parties	250,000	-
Convertible notes payable, net of discount	1,750,615	-
Derivative liability	405,473	2,737,824
Total current liabilities	5,950,190	6,041,550

LONG TERM LIABILITIES:
Convertible notes payable, net of debt discount	-	261,799
Asset retirement obligations	300,000	300,000
Total long term liabilities	300,000	561,799

TOTAL LIABILITIES	6,250,190	6,603,349

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares
authorized, none issued and outstanding	-	-
Non-transferable preferred stock, $0.001 par value, 1,000
shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized;
47,198,692 and 45,364,390 shares issued and outstanding
at December 31, 2012 and 2011, respectively	47,198	45,364
Additional paid-in capital	36,208,959	36,063,970
Accumulated deficit	(33,794,388)	(33,723,951)
Total Stockholders' Equity	2,461,770	2,385,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,711,960	$8,988,733

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Revenues:
Income from asset sales and other, net	$1,270,934	$2,429,624
Oil and gas sales	68,113	64,249

TOTAL REVENUES	1,339,047	2,493,873

OPERATING EXPENSES:
Production costs	137,502	194,848
General and administrative expenses	1,766,403	1,526,977
Depreciation, depletion and amortization expense	75,163	75,203
Loss on disposal of properties	233,266	48,356

TOTAL OPERATING EXPENSES	2,212,334	1,845,384

INCOME (LOSS) FROM OPERATIONS	(873,287)	648,489

OTHER INCOME(EXPENSE):
Other income	930,972	19,337
Interest expense, net	(396,071)	(199,492)
Amortization of debt discount	(2,064,402)	(391,767)
Derivative income (expense)	2,430,514	(436,699)
Gain (loss) on extinguishment of debt	(98,163)	155,044
Total other income (expense)	802,850	(853,577)

NET LOSS	$(70,437)	$(205,088)

LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	45,341,722	45,173,271

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance December 31, 2010	1,000	$1	44,504,832	$44,504	$36,296,226	$(850,000)	$(33,518,863)	$1,971,868

Common stock issued in connection with sale of property interest	-	-	65,000	65	64,935	-	-	65,000
Common stock issued for services	-	-	393,225	394	248,210	-	-	248,604
Common stock issued for cash	-	-	401,333	401	304,599	-	-	305,000
Cancellation of treasury stock	-	-	-	-	(850,000)	850,000		-
Net loss	-	-	-	-	-	-	(205,088)	(205,088)
Balance December 31, 2011	1,000	1	45,364,390	45,364	36,063,970	-	(33,723,951)	2,385,384

Common stock issued for services	-	-	75,464	75	63,023	-	-	63,098
Common stock issued for convertible debt conversions	-	-	1,758,838	1,759	81,966	-	-	83,725
Net loss	-	-	-	-	-	-	(70,437)	(70,437)
Balance December 31, 2012	1,000	$1	47,198,692	$47,198	$36,208,959	$-	$(33,794,388)	$2,461,770

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,437)	$(205,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	173,799	75,203
Bad debt expense	182,018	-
Common stock issued for services	63,098	248,604
Income from sales of working interest	(1,270,934)	(2,429,624)
Loss on disposal of properties	233,266	48,356
Amortization of debt discount	2,064,402	391,767
Derivative (income) expense	(2,430,514)	436,699
Gain (loss) on debt extinguishment	98,163	(155,044)
Changes in assets and liabilities:
Accounts receivable	(16,979)	22,843
Inventory	-	(62,028)
Development work in process	-	(447,630)
Deferred financing costs	-	(226,997)
Other current assets	(350)	(1,175)
Accounts payable and accrued expenses	68,834	76,781
Accounts payable – related parties	151,200	-
Deposits payable	1,576,892	355,500
Net cash provided by (used in) operating activities	822,458	(1,871,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	150,000	220,000
Capital expenditures	(1,307,271)	(1,081,073)
Net cash used in investing activities	(1,157,271)	(861,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	2,520,000
Payments on convertible notes payable	(538,896)	(264,599)
Proceeds from advances – related parties	101,093	-
Proceeds from notes payables – related parties	250,000	-
Proceeds from short-term notes payables	64,000	-
Proceeds from sale of common stock	-	305,000
Net cash provided by (used in) financing activities	(123,803)	2,560,401

Net change in cash	(458,616)	(172,505)
CASH AT BEGINNING YEAR	484,970	657,475

CASH AT END OF YEAR	$26,354	$484,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net cash paid during the year for:
Interest	$396,071	$199,492
Income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for leasehold interests	$-	$65,000
Deposits applied to sale of assets	$2,849,719	$3,129,981
Development work in process reclassified to oil and gas properties	$505,038	$35,250
Accounts payable – related party issued for oil and gas properties	$75,600	$-
Accounts payable – related party issued for oil and gas properties applied to sale of assets	$1,050,720	$-
Inventory reclassified to oil and gas properties	$62,028	$-
Common stock issued for notes payable and accrued interest	$83,725	$-
Note payable issued for deposit	$50,000	$-

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma, Kansas, and Texas. The majority of the Company’s oil and natural gas production is from its’ Texas wells for 2012 and 2011.  Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Excluded from cash and cash equivalents is $75,313 of restricted cash (deposits) for our operator’s bonds.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account. The allowance for doubtful accounts was $0 and $173,842 as of December 31, 2012 and 2011, respectively.

Investments

Investments in partnerships and limited liability companies (LLC) that maintain specific ownership accounts for each investor and where the Company holds an interest of five percent or greater, but does not have control of the partnership or LLC, are accounted for using the equity method of accounting.

Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Costs incurred by the Company related to the acquisition of oil and natural gas properties and the cost of drilling successful wells are capitalized. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Gains and losses arising from sales of properties are included in income. Unproved properties are assessed periodically for possible impairment. The Company had $0 of non-producing properties as of December 31, 2012 and 2011, respectively.

Capitalized amounts attributable to oil and natural gas properties are depleted by the unit-of-production method. Depreciation and depletion expense for oil and natural gas producing property and related equipment was $2,884 and $6,951 for the periods ended December 31, 2012 and 2011, respectively.

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

The Company had $20,728 and $12,002 net joint interest billing receivable as of December 31, 2012 and 2011, respectively.

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
DECEMBER 31, 2012 AND 2011

NOTE 2 - Significant Accounting Policies - continued

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

 Asset Retirement Obligations

The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and re-mediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. The Company has recorded a liability of $300,000 as of December 31, 2012 and 2011.

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

The Company determined that there was no impairment of long-lived (non oil and gas property) assets for the years ended December 31, 2012 and 2011.

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
DECEMBER 31, 2012 AND 2011

NOTE 2 - Significant Accounting Policies - continued

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

During 2012 and 2011, the Company did not have any credit losses on the sale of oil, natural gas, natural gas liquids or hedging contracts.

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

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value.  ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.
Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 - Significant Accounting Policies - continued

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

Loss Per Share

The Company is required to provide basic and dilutive earnings per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2012 and 2011, there were no securities that would have had a dilutive effect.

Reclassification

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 financial presentation. These reclassifications have no impact on net income (loss).

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

NOTE 3 – Financial Condition and Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $33,794,388 and has historically had losses. These factors raise substantial doubt as to the Company’s ability to obtain debt and/or equity financing and achieve profitable operations.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 4 – Furniture and fixtures

Furniture and fixtures at December 31, 2012 and 2011 is comprised of the following:

	2012	2011
Furniture and fixtures	$53,044	$53,044
Less: accumulated depreciation,	46,921	40,837
Net furniture and fixtures	$6,123	$12,207

Depreciation expense was $6,084 and $8,960 for 2012 and 2011, respectively.

NOTE 5 - Oil and Natural Gas Properties

Currently, the Company has limited production from its oil and gas properties, which are all unproven and have no proved developed reserves.

	2012	2011
Oil and natural gas properties	$8,584,572	$7,547,166
Less: accumulated depletion,	65,546	62,662
Net Oil and natural gas properties	$8,519,026	$7,484,504

Depletion expense was $2,884 and $6,951 for 2012 and 2011, respectively.

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2011	Additions	Dispositions	December 31, 2012
West Thrifty / Quita Field	$4,984,040	$-	$-	$4,984,040
Texas 5 Star	528,089	-	-	528,089
Quita Ellenberger Project	-	116,375	-	116,375
Smoky Hill	577,951	700,507	-	1,278,458
Hancock/Robinson	62,323	-	-	62,323
Lionheart	1,198,326	90,800	-	1,289,126
Gotcheye SWD Project	-	1,021,418	695,257	326,161
Flint Creek / Oil Creek	196,437	-	196,437	-
Total	$7,547,166	$1,929,100	$891,694	$8,584,572

The Company focused its efforts on completing our Saltwater Disposal well project and repairing the Lionheart project.  During the second quarter 2012, the Company began full-time operations taking saltwater from multiple water hauling companies in the area. We acquired a 10% working interest from the ADA Energy Services and took over operations on May 29, 2012 in exchange for a 5 cent per barrel of water disposed fee payable upon collecting revenue from disposal customers. Development work in progress on the Saltwater Disposal well was $0 as of December 31, 2012.

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
DECEMBER 31, 2012 AND 2011

NOTE 5 - Oil and Natural Gas Properties- continued

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

The Flint Creek/Oil Creek property was written down to $0 at September 30, 2012 as unrecoverable.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 5 - Oil and Natural Gas Properties- continued

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

In 4Q12, the Company acquired 14 units from FC Energy in exchange for a note of $14,000.

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

Working Interests in Drilling Properties

In 2012, we issued working interests in the Saltwater Disposal Project valued at $2,585,719.

NOTE 6 – Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011

Deferred tax assets:
Net operating loss carry forward	$2,218,000	$2,217,000
Valuation allowance	(2,218,000)	(2,217,000)
Net deferred tax asset	$-	$-

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 6 – Income Taxes - continued

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011

Statutory tax on book loss	$(24,000)	$(70,000)

Effect of non-deductibility of stock-based compensation	23,000	87,000

Change in valuation allowance	1,000	(17,000)

Income Tax Expense	$-	$-

The Company has determined that a valuation allowance of approximately $2,200,000 at December 31, 2012, is necessary to reduce the deferred tax assets to the amount that will more than likely than not be realized. As of December 31, 2012, the Company has a net operating loss carry-forward of approximately $6,800,000, which is available to offset future federal taxable income, if any, with expiration beginning 2028 and ending 2032.

NOTE 7 - Commitments

The Company leases office space in Plano, Texas under the terms of an operating lease expiring November 30, 2013.  The current lease began November 1, 2008.  Future minimum rental payments under the terms of the lease are $69,982 in 2013.

Total rent expense incurred by the Company was $83,476 for 2012 and $81,459 for 2011.

NOTE 8 – Concentrations

The Company had oil sales to one unaffiliated purchaser for years ended December 31, 2012 in 2011 totaling $68,113 and $64,249, respectively. Although all of our production is now purchased by one purchaser, the Company does not believe the loss of this purchaser would have a material adverse effect on the Company's business as other purchasers would be accessible.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 9 – Notes Payable and Convertible Notes Payable

Notes Payable

During the year ended December 31, 2012, a director advanced $101,093 to the Company. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest are payable on demand and unsecured.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 8, 2012, the Company owed an employee $80,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $3,600 for the acquisition of their working interests in the Lionheart. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 8, 2012, the Company owed a director $42,720 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD). These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012.

On June 11, 2012 a director loaned $50,000 to the Company. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the director $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. This note is in default.

On June 11, 2012 an officer loaned $200,000 to the Company. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the officer $20,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. This note is in default.

On June 11, 2012 an investor loaned $50,000 to the Company. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the investor $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. This note is in default.

During the year ended December 31, 2012, an investor loaned $50,000 to the Company for the down payment in the acquisition of Rick’s Transport Services business.  There is no written loan agreement.  The loan is non-interest bearing and due on demand.

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

The Company delayed scheduled payments on the convertible notes for the months of June, July, August, September, October, November, and December 2012. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 9 – Notes Payable and Convertible Notes Payable - continued

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

In regards to the Notes, the Company also recognized a derivative liability of $1,484,806 at December 31, 2011 and a change in fair value of $682,150 for the year ended December 31, 2012, and redemptions of $575,586 for the year ended December 31, 2012, resulting in a derivative liability of $227,070 at December 31, 2012.

In regards to the Warrants, the Company also recognized a derivative liability of $1,253,018 at December 31, 2011 and a change in fair value of $1,074,615 for the year ended December 31, 2012, resulting in a derivative liability of $178,403 at December 31, 2012.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2012
Derivative liability	12/31/11	Fair Value Adjustments	Redemptions	Total
Notes	$1,484,806	$(682,150)	$(575,586)	$227,070
Warrants	1,253,018	(1,074,615)	-	178,403
	$2,737,824	$(1,756,765)	$(575,586)	$405,473

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
DECEMBER 31, 2012 AND 2011

NOTE 10 – Stockholders’ equity – continued

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

Common Stock Issuances

Shares Issued for Cash

In 2012 we did not sell any shares to investors.

In the first quarter of 2011, we issued 401,333 restricted shares of our common stock to two investors for $305,000 cash.  Our shares were sold at approximately $0.75 per share.

Shares Issued for Services

In the first quarter of 2012, we issued 15,976 restricted shares of our common stock to consultants for $16,571 worth of services.  Our shares were valued at approximately $1.04 per share.

In the second quarter of 2012, we issued 73,673 restricted shares of our common stock to consultants valued at $44,413. Our shares were valued at approximately $0.60 per share.

In the third quarter of 2012, we issued 53,315 restricted shares of our common stock to consultants valued at $23,364. Our shares were valued at approximately $0.44 per share.

During the year ended December 31, 2012, the Company cancelled 67,500 shares of common stock previously issued to a consultant pursuant to a consulting agreement entered into on October 18, 2011.  The cancelled shares are being included in the issued and outstanding shares of common stock as of December 31, 2012.

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
DECEMBER 31, 2012 AND 2011

NOTE 10 – Stockholders’ equity – continued

In the third quarter of 2011, we issued 30,581 restricted shares of our common stock to four consultants for $15,877 worth of services.  Our shares were valued at approximately $0.52 per share.

In the fourth quarter of 2011, we issued 165,000 restricted shares of our common stock to three consultants for $51,150 worth of services. Our consultant shares issued were valued at $0.31per share.

In the fourth quarter of 2011, we issued 11,809 restricted shares of our common stock to two consultants for $12,885 worth of services. Our consultant shares issued were valued at $1.09 per share.

Shares Issued for Convertible Note Conversion

In 2012, we issued 1,758,838 shares of common stock to convertible note holders in exchange for $83,725 of principal and interest.

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

Warrants

6,810,269 warrants were issued as part of a $2,360,000 financing in September 2011. No warrants were issued in 2012.

Securities issued for Working Interests

           In 2012, we issued working interests in the Saltwater Disposal Project valued at $2,585,719.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 12 – Employment Agreements

Xtreme has entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer and with Mr. Nicholas P. DeVito as Chief Operating Officer for a period of five years.  Xtreme has entered into a long term employment contract on January 1, 2011 with Mr. Wurtele as Chief Financial Officer

Note 13 – Subsequent Events

In the first quarter of 2013, we issued 154,500 restricted shares of our common stock to consultants for $98,125 worth of services.

In the first quarter of 2013, we issued 14,833,859 restricted shares of our common stock to convertible note holders in exchange for $267,212 worth of principle and interest.

In December 2012, we signed an agreement to acquire 90% of Rick’s Transport Services business to complement our saltwater disposal well business for $8,000,000 and 2,000,000 shares of restricted common stock.  We engaged an investment bank to raise the funds for the acquisition and if successful it will add positive cash flow and earnings to Xtreme in 2013.  The agreement with Rick’s Transport Services expires on April 17, 2013.

On April 15, 2013, Xtreme Oil & Gas, Inc. (“Xtreme” or the “Company”) entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to Xtreme’s Kansas, or Smokey Hills, prospect and all of the Company’s properties in Oklahoma.

Torchlight shall acquire one-half of the Company’s interest in the Smokey Hills prospect and assume the Company’s obligation to complete the first well drilled on the prospect plus additional costs previously billed to Xtreme by the operator. Torchlight will assume Xtreme’s obligation under its working interest in the prospect to drill the planned second well.

With respect to the Oklahoma properties, the Company shall convey half of its working interest and all related equipment in the Lenhart well and shall acquire all of the Company’s interest in the Robinson and Hancock wells. Torchlight shall also acquire 90% of the Overriding Royalty Interest in the Company’s Salt Water Disposal Well and Facility, as defined, but such interest is junior to the interests of investors in the well. In its discretion, Torchlight will pay the cost to re-enter the Lenhart well.

These transactions provide the resources to develop further wells that working interest owners in the various prospects own.

Payments to the Company, other than the $100,000 payable upon execution of the agreement, roughly total $1,200,000 depending upon certain costs assumed by Torchlight.

The agreement also grants to Torchlight the option to acquire for $4,000,000 in Torchlight Common Stock the balance of the Company’s interest in the Smokey Hills prospect if the first well drilled reaches 300 barrels of equivalent per day. Torchlight also has the option to acquire the balance of the working interest in the Lenhart prospect for $1,000,000 in Torchlight Common Stock should that well reach 50 barrels of oil equivalent production per day. Both production goals must reach the level of defined production within 30 days of completion.

The Company shall continue development opportunities of its largest prospect by asset valuation, the West Thrift Units.

On March 28, 2013, the Company formed a committee to advise the Company with respect to the Torchlight transaction discussed above. The committee consists of three stockholders of the Company, Brandon Chabner, Keith Houser, and Ben Doherty.

As part of the review of the Torchlight transaction, Torchlight had asked that Mr. McAndrew act as a consultant to Torchlight, necessitating a release by the Company of the Mr. McAndrew’s covenant not to compete with the Company. The committee approved that release. Accordingly, though Mr. McAndrew will remain the Company’s Chief Executive Officer and an employee of the Company, he will act as a consultant to Torchlight.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Note 14 - Supplemental Information on Oil and Gas Data (Unaudited)

The following tables set forth supplementary disclosures for the Company’s oil and gas producing.  Currently, the Company has limited production from its oil and gas properties which are all unproven and has no proved developed reserves.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	Year Ended December 31,
	2012	2011
Capitalized Costs:

Oil & gas properties	8,584,572	7,547,166
Total Capitalized Costs	8,584,572	7,547,166
Less: Accumulated depreciation, depletion,
amortization, and valuation allowance	65,546	62,662
Net Capitalized Costs	$8,519,026	$7,484,504

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	Year Ended December 31,
	2012	2011
Costs Incurred:
Acquisition of properties	$416,961	$312,323

Drilling and Completion	700,507	327,951
Development	116,375	269,278
Total Costs Incurred	$1,233,843	$909,552

Results of Operations from Oil and Gas Producing Activities:

	Year Ended December 31,
	2012	2011
Revenues from Oil and Gas Producing Activity:	$68,113	$72,169
Less: Revenue Distributions	-	7,920
Net Revenues from Producing Activities	68,113	64,249
Production Costs	(137,152)	(194,848)
Exploration Expenses	-	-
Depreciation, depletion, amortization, & valuation allowance	(2,884)	(6,951)
Pretax Income from Producing Activities	(71,923)	(137,550)
Income tax expenses/estimated loss carry forward benefit	-	-
Results of oil and gas producing activities	$(71,923)	$(137,550)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Xtreme Oil & Gas, Inc.:

Date: April 15, 2013	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: April 15, 2013	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: April 15, 2013	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director