Form 10-Q
period 2013-03-31
Xtreme Oil & Gas, Inc.
filed 2013-05-20
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of May 17, 2013: 162,506,011.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XTREME OIL & GAS , INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012

	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$737	$26,354
Cash - restricted	75,313	75,313
Accounts receivable - trade, net	55,051	27,257
Total Current Assets	131,101	128,924

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	8,596,552	8,584,572
	8,649,596	8,637,616
Less-Accumulated depreciation, depletion and amortization	113,107	112,467
Net property and equipment	8,536,489	8,525,149

OTHER ASSETS
Deposits	57,887	57,887
TOTAL ASSETS	$8,725,477	$8,711,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,962,856	$1,811,271
Deposits payable	335,000	391,418
Advances, related parties	105,943	101,093
Accounts payable – related parties	1,113,820	1,126,320
Short-term notes payable	174,000	114,000
Short-term notes payable – related parties	250,000	250,000
Convertible notes payable, net of debt discount	1,485,764	1,750,615
Derivative liability	121,464	405,473
Total Current Liabilities	5,548,847	5,950,190

LONG-TERM LIABILITIES
Asset retirement obligation	300,000	300,000
Total-long term liabilities	300,000	300,000
TOTAL LIABILITIES	5,848,847	6,250,190

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 49,999,000 shares authorized; none issued and outstanding	-	-
Non-transferable preferred stock, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized; 67,291,604 and 47,198,692 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	67,292	47,198
Additional paid-in capital	36,777,828	36,208,959
Accumulated deficit	(33,968,491)	(33,794,388)
Total Stockholders' Equity	2,876,630	2,461,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,725,477	$8,711,960

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended March 31, 2013 and 2012 (Unaudited)

	2013	2012
Revenues:
Income from sales of working interest, net	$44,362	$870,725
Oil and gas sales	4,602	21,125
TOTAL REVENUES	48,964	891,850

EXPENSES:
Production costs	459	11,683
Workover costs	-	65,961
Depreciation, depletion and amortization expense	640	43,514
General and administrative expenses	243,682	410,250
Loss on disposal of properties	-	20,364
TOTAL OPERATING EXPENSES	244,781	551,772
INCOME (LOSS) FROM OPERATIONS	(195,817)	340,078

OTHER INCOME/(EXPENSE)
Gain on debt forgiveness	44,389	-
Gain on settlement	-	904,105
Amortization of debt discount	-	(293,006)
Interest expense, net	(62,471)	(64,829)
Derivative income (expense)	39,796	(1,083,368)
Loss on extinguishment of debt	-	(57,942)
Total other income (expense)	21,714	(595,040)
NET LOSS	$(174,103)	$(254,962)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	56,094,708	45,373,168

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012
(Unaudited)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,103)	$(254,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	640	43,514
Gain on debt forgiveness	(44,389)	-
Loss on debt extinguishment	-	57,942
Common stock issued for services	13,937	16,567
Gain on settlement	-	(904,105)
Income from sales of working interest	(44,362)	(870,725)
Loss on disposal of properties	-	20,364
Amortization of debt discount	-	293,006
Derivative (income) expense	(39,796)	1,083,368
Changes in operating assets and liabilities:
Accounts receivable - trade	(27,794)	(3,016)
Accounts payable and accrued expenses	261,936	396,988
Accounts payable – related parties	(12,500)	-
Deposits payable	4,069	438,000
Net cash provided by (used in) operating activities	(62,362)	316,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	150,000
Capital expenditures	(28,105)	(357,675)
Purchase of furniture and fixtures	-	(8,750)
Net cash used in investing activities	(28,105)	(216,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	-	(320,115)
Proceeds from notes payable	60,000	-
Proceeds from advances – related parties	4,850	-
Net cash provided by (used in) financing activities	64,850	(320,115)

Net change in cash	(25,617)	(219,599)
CASH AT BEGINNING PERIOD	26,354	484,970
CASH AT END OF PERIOD	$737	$265,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$62,472	$64,829
Deposits applied to sale of assets	$60,487	$1,523,244
Development work in process reclassified to oil and gas properties	$-	$505,038
Common stock issued for convertible notes payable and accrued interest	$330,810	$-

See accompanying notes to consolidated financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Reclassifications

Certain amounts in the prior period consolidated financial statements may have been reclassified to conform to the current period presentation. These reclassifications have no impact on net loss.

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

Recent Events

On April 15, 2013, the Company entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to Xtreme’s Kansas, or Smokey Hills, prospect and all of the Company’s properties in Oklahoma.

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
March 31, 2013
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - continued

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

Nature of Business

Since its formation, the Company has been involved in the acquisition and management of fee mineral acreage and the exploration for and development of oil and natural gas properties, principally involving drilling wells located on the company’s mineral acreage.  The Company’s mineral properties and other oil and natural gas interests are all located in the United States, primarily in Oklahoma, Kansas, and Texas. The majority of the Company’s oil and natural gas production is from its Texas wells for 2013 and 2012.  Substantially all the Company’s oil and natural gas production is sold by the Company directly to independent purchasers.

The Company from time to time sells or otherwise disposes of its interest in oil and natural gas properties as part of the normal course of business.

3. OIL AND NATURAL GAS PROPERTIES

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2012	Additions	Dispositions	March 31, 2013
West Thrifty / Quita Field	$4,984,040	$-	$-	$4,984,040
Texas 5 Star	528,089	-	-	528,089
Quita Ellenberger Project	116,375	-	-	116,375
Smoky Hill	1,278,458	11,980	-	1,290,438
Hancock/Robinson	62,323	-	-	62,323
Lionheart	1,289,126	-	-	1,289,126
Gotcheye SWD Project	326,161	-	-	326,161
Total	$8,584,572	$11,980	$-	$8,596,552

Saltwater Disposal Property

During the second quarter 2012, the Company began full time operations taking saltwater from multiple water hauling companies in the area. We acquired a 10% working interest from the ADA Energy Services and took over operations on May 29, 2012 in exchange for a 5 cent per barrel of water disposed fee payable upon collecting revenue from disposal customers. With Torchlight’s acquisition of our saltwater disposal well we do not anticipate additional saltwater disposal wells in the foreseeable future.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

4. RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

Related Party Transactions

During the three months ended March 31, 2013, a former director advanced $4,850 to the Company.  As of March 31, 2013, the Company owed the director $105,943. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest are payable on demand and unsecured.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 8 for more details. During the three months ended March 31, 2013, the Company has made total payments of $12,500 towards the outstanding balance. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of March 31, 2013.

On June 8, 2012, the Company owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. See Note 8 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of March 31, 2013.

On June 8, 2012, the Company owed an employee $80,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $3,600 for the acquisition of their working interests in the Lionheart. See Note 8 for more details. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of March 31, 2013.

On June 8, 2012, the Company owed a former director $42,720 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD). These amounts are included in accounts payable – related parties on the consolidated balance sheet as of March 31, 2013.

On June 11, 2012, a director loaned $50,000 to the Company. The loan is non-interest bearing and due on demand. The Company shall pay the director $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed.

On June 11, 2012, an officer loaned $200,000 to the Company. The loan is non-interest bearing and due on demand. The Company shall pay the officer $20,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed.

Notes Payable

During the three months ended March 31, 2013, an investor loaned an additional $50,000 to the Company for the acquisition of Rick’s Transport Services business.  There is no written agreement.  The loan is non-interest bearing and due on demand.  As of March 31, 2013, the Company owed this investor $100,000.

During the three months ended March 31, 2013, an investor loaned $10,000 to the Company.  There is no written loan agreement.  The loan is non-interest bearing and due on demand.

5. CONVERTIBLE NOTES PAYABLE

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

The Company delayed scheduled payments on the convertible notes for the months from June 2012 through May 2013. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

6. DERIVATIVE INSTRUMENTS

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

In regards to the September 12, 2011 notes, the Company recognized a derivative liability of $227,070 on December 31, 2012 and a change in fair value of $92,253 for the three months ended March 31, 2013, and redemptions of $244,213 for the three months ended March 31, 2013 resulting in a derivative liability of $75,110 at March 31, 2013.

In regards to the September 12, 2011 warrants, the Company recognized a derivative liability of $178,403 on December 31, 2012 and a change in fair value of $132,049 for the three months ended March 31, 2013, resulting in a derivative liability of $46,354 at March 31, 2013.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three months ended March 31, 2013
Derivative liability	December 31, 2012	Fair Value Adjustments	Redemptions	March 31, 2013
Notes	$227,070	$92,253	$(244,213)	$75,110
Warrants	178,403	(132,049)	-	46,354
	$405,473	$(39,796)	$(244,213)	$121,464

7. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 49,999,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of March 31, 2013.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew, the Company’s chief executive officer.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

7. STOCKHOLDERS’ EQUITY - continued

Common Stock

In the first quarter of 2013, we issued 498,625 restricted shares of our common stock to consultants for services rendered to the Company valued at $13,937.

In the first quarter of 2013, we issued 19,594,287 restricted shares of our common stock to various convertible note holders valued at $330,810 for the settlement of $264,851 of principal and $65,959 of accrued interest.

8. CONTINGENCIES

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceedings against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit and have come to agreement with Baker Hughes on a settlement.

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

9. SUBSEQUENT EVENTS

In the second quarter of 2013, we issued 95,214,407 free trading shares of our common stock valued at $913,804 to various convertible note holders converting outstanding principal and interest.  The shares were valued at approximately $0.01 per share.

In December 2012, we signed an agreement to acquire 90% of Rick’s Transport Services business to complement our saltwater disposal well business for $8,000,000 and 2,000,000 shares of restricted common stock.  We engaged an investment bank to raise the funds for the acquisition.  The agreement with Rick’s Transport Services expired on April 17, 2013 and was not renewed.

On April 15, 2013, the Company entered into an agreement with Torchlight Energy, Inc. related to the Company’s Kansas, or Smokey Hills, prospect and all of the Company’s properties in Oklahoma.

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
March 31, 2013
(Unaudited)

9. SUBSEQUENT EVENTS - continued

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

On May 6, 2013, we entered into a Letter of Intent to sell the Texas oil properties including Xtreme Operating Co., LLC to Heritage Oil & Gas.  We closed on the sale of Xtreme Operating Co., LLC on May 20, 2013.  The sale of the Texas oil properties will be completed upon execution of final documents and shareholder approval.

In the second quarter of 2013, we agreed to issue 3,572,000 shares of our preferred stock to six related and unrelated parties in exchange for full mutual releases and extinguishment of $3,572,000 in liabilities owed to these individuals. The shares of preferred stock convert into common stock at $0.01 per share (subject to any stock split the Company’s Board of Directors approves) and have a par value of $0.001. The Company may seek to increase its authorized capital to effect the transaction.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview

Xtreme Oil & Gas, Inc. is an independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of March 31, 2013 we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma that now include 10 gross producing wells and 55 gross non-producing wells. Xtreme plans to pursue continued sales of its properties while potentially retaining non-operated interests that may produce future cash flows.

During the first quarter 2013, the Saltwater Disposal well project was placed back into full time operations.

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

Results of Operations.

 For the Three months Ended March 31, 2013 compared to 2012

Revenues

For the three months ended March 31, 2013, revenue was $48,964 a decrease of $842,886 from $891,850 for the three months ended March 31, 2012. Decrease in revenue was due primarily to the oil properties being shut down since mid-2012. Oil and gas revenues are principally from the Saltwater Disposal project. The decline is also attributable to the fact that in the earlier period we sold working interests in various prospects we held, sales that did not occur in the period ending March 31, 2013.

Expenses

Oil production costs for the three months ended March 31, 2013 totaled $459, a decrease of $11,224 from $11,683 for the three months ended March 31, 2012. The decrease is due to reduced production activity on all of our properties.

General and administrative expenses totaled $243,682 for the three months ended March 31, 2013, a decrease of $166,568, from $410,250 for the three months ended March 31, 2012. These general and administrative expense differences are largely driven by reduced costs of professional services during the three months ended March 31, 2013.

Loss on disposal of properties totaled $0 for the three months ended March 31, 2013, a decrease of $20,364, from $20,364 for the three months ended March 31, 2012.

Other Income/(Expense)

 Other income and expense are largely driven by our debt offering in September 2011.  Total other income for the three months ended March 31, 2013 was $21,714 an increase of $616,754 from total other expense of $595,040 for the three months ended March 31, 2012.  This decrease was entirely due to a reduction in charges for derivative liabilities related to our September 2011 debt offering.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Net loss

For the three months ended March 31, 2013, we had a net loss of $174,103 compared to a net loss of $254,962 for three months ended March 31, 2012. This decrease in net loss was due primarily to non-cash derivative expense related of convertible debt instruments during the period ended March 31, 2013.

Liquidity and Capital Resources

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

In need of capital to develop properties and expand, in June 2012 we pursued several funding opportunities based on the belief that the assets owned, if developed, would satisfy our current operating and development needs and provide for our growth.  We are currently pursuing sales of our properties and conversions from debt to equity to reduce our debt.

Financing Plans

            Cash flow used by operations was $62,362 for the three months ending March 31, 2013. Cash flow used in investing activities was $28,105 for the three months ended March 31, 2013. Cash flow provided by financing activities was $64,850 for the three months ended March 31, 2013.

Deposits payable at March 31, 2013 include $335,000 for the Smoky Hill Two well Project in process at March 31, 2013. We expect this project to complete during the second quarter at which time these liabilities will be removed from the balance sheet.

Convertible notes payable are presented net of debt discount. Principal balance at March 31, 2013 was $1,485,764. The Company delayed scheduled payments on the convertible notes for the months beginning June 2012 to December 2012. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default. A significant amount of the convertible notes outstanding converted subsequent to March 31, 2013, and we are pursuing the conversion of all such notes that remain outstanding. The Company may seek to increase its authorized capital to effect the transaction.

Our cash requirements, mostly for corporate expenses, are projected to be approximately $80,000 per month or $960,000 for the next 12 months, and our drilling activity has been funded from drilling programs. As of March 31, 2013, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Revenue from existing oil production is non-existent on a monthly basis, and we cannot predict whether our cash flows from the future sales of assets and debt conversions into equity will be sufficient to meet our monthly cash requirements.

To continue with our business plan including the funding of operations, we expect to continue selling properties and converting debt to equity. To that end we have entered into an agreement, effective April, 15, 2013 related to the sale of our Kansas and Oklahoma properties.  See Notes to Consolidated Financial Statements, Note9, Subsequent Events.

 We have substantial indebtedness to officers and directors of our company and have agreed to convert that indebtedness to a preferred stock in the subsequent conversion into restricted common stock.

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

 ITEM 4. Controls and Procedures

As of the end of the quarter ended March 31, 2013, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceedings against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit and have come to agreement with Baker Hughes on a settlement.

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

Shares issued for Cash

In the three months ended March 31, 2013, we did not sell any shares to investors for cash.

Shares issued for Services

In the three months ended March 31, 2013, we issued 498,635 restricted shares of our common stock to consultants valued at $13,937.

Shares issued upon conversion of Notes

In the second quarter of 2013, we issued 95,214,407 restricted shares of our common stock valued at $913,804 to various convertible note holders for settlement principal and interest.

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

ITEM 5. OTHER INFORMATION

With respect to certain transactions with Torchlight Energy, Inc. See Notes to Consolidated Financial Statements, Note 9, Subsequent Events.

On May 2, 2013, we entered into a letter of intent with Heritage Oil and Gas, Inc., (“Heritage”) to sell, subject to shareholder approval, for $325,000 cash and a one-eighth overriding royalty interest, our West Thrifty/Quita properties in Texas.  The letter of intent requires Heritage to carry our existing working interest owners to the tanks with an ogligation to drill and develop the property in a timely manner.  We have sold to Heritage for $50,000 our Texas operating company.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Plano, State of Texas.

Xtreme Oil & Gas, Inc.:

Date: May 20, 2013	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: May 20, 2013	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: May 20, 2013	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director