Form 10-Q
period 2013-06-30
Xtreme Oil & Gas, Inc.
filed 2013-08-14
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of August 14, 2013: 189,114,691.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XTREME OIL & GAS , INC.
BALANCE SHEETS
As of June 30, 2013 and December 31, 2012

	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,984	$26,354
Cash - restricted	25,313	75,313
Accounts receivable – trade, net	22,430	27,257
Other receivable	55,300	-
Total Current Assets	135,027	128,924

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	6,912,118	8,584,572
	6,965,162	8,637,616
Less-accumulated depreciation, depletion and amortization	113,747	112,467
Net property and equipment	6,851,415	8,525,149

Deposits	6,537	57,887
TOTAL ASSETS	$6,992,979	$8,711,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,487	$1,811,271
Deposits payable	-	1,126,320
Advances, related parties	-	101,093
Accounts payable – related parties	-	391,418
Short-term notes payable	-	114,000
Short-term notes payable – related parties	-	250,000
Convertible notes payable, net of debt discount	282,445	1,750,615
Derivative liability	26,086	405,473
Total Current Liabilities	435,018	5,950,190

LONG-TERM LIABILITIES
Asset retirement obligation	300,000	300,000
Total-long term liabilities	300,000	300,000
TOTAL LIABILITIES	735,018	6,250,190

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred A stock, $0.001 par value, 49,999,000 shares authorized; 3,694,000 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,694	-
Non-transferable preferred stock, $0.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 200,000,000 shares authorized; 189,114,691 and 47,198,692 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	189,115	47,198
Additional paid-in capital	41,400,662	36,208,959
Accumulated deficit	(35,335,511)	(33,794,388)
Total Stockholders' Equity	6,257,961	2,461,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,992,979	$8,711,960

See accompanying notes to financial statements.

XTREME OIL & GAS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Revenues:
Income from sales of working interest, net	$21,514	$161,755	$65,876	$1,032,480
Oil and gas sales	4,451	25,710	9,053	46,835
TOTAL REVENUES	25,965	187,465	74,929	1,079,315

EXPENSES:
Production costs	1,190	24,203	1,649	35,886
Workover costs	-	(43,425)	-	22,536
Depreciation, depletion and amortization expense	640	27,411	1,280	70,925
General and administrative expenses	1,430,919	336,858	1,674,471	743,866
Loss on disposal of properties	68,123	7,174	68,123	20,963
TOTAL OPERATING EXPENSES	1,500,872	352,221	1,745,523	894,176

INCOME (LOSS) FROM OPERATIONS	(1,474,907)	(164,756)	(1,670,594)	185,139

OTHER INCOME/(EXPENSE)
Gain on settlement	-	24	-	478,939
Gain on debt forgiveness	(35,863)	-	8,525	-
Amortization of debt discounts	-	(245,880)	-	(538,886)
Interest expense, net	38,747	(70,117)	(23,724)	(134,946)
Derivative income	95,378	2,508,577	135,174	1,425,209
Loss on extinguishment of debt	-	(22,565)	-	(80,507)
Total other income (expense)	98,262	2,170,039	119,975	1,149,809

Net income (loss) from continuing operations	(1,376,645)	2,005,283	(1,550,619)	1,334,948
Net income from discontinued operations	9,625	22,563	9,496	437,936
Net income (loss)	$(1,367,020)	$2,027,846	$(1,541,123)	$1,772,884

Earnings per common share – basic & diluted
Net income (loss) from continuing operations	$(0.01)	$0.04	$(0.02)	$0.03
Net income from discontinued operations	$0.00	$0.00	$0.00	$0.01
Net income (loss)	$(0.01)	$0.04	$(0.02)	$0.04

Weighted average common shares - basic	143,850,921	45,394,239	100,215,235	45,383,703
Weighted average common shares - diluted	144,893,674	45,394,239	100,215,235	45,383,703

See accompanying notes to financial statements.

XTREME OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012
(Unaudited)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(1,550,619)	$1,334,948
Income from discontinued operations	9,496	437,936
Net income (loss)	(1,541,123)	1,772,884
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,280	70,925
Gain on debt forgiveness	(26,966)	-
Loss on debt extinguishment	-	80,507
Common stock issued for services	18,938	37,731
Preferred stock issued for services	1,484,660	-
Gain on settlement	-	(927,771)
Income from sale of working interest	(68,477)	(1,032,480)
Bad debt expense	11,021	-
Loss on disposal of properties	68,123	28,617
Amortization of debt discount	-	538,886
Derivative income	(135,174)	(1,425,209)
Changes in operating assets and liabilities:
Accounts receivable - trade	(6,194)	(5,564)
Other receivable	(55,300)	-
Development work in process	-	(82,786)
Prepaid expenses	-	(325,000)
Accounts payable and accrued expenses	(188,195)	205,188
Accounts payable – related parties	(32,500)	151,200
Deposits	51,350	-
Deposits payable	4,069	1,510,475
Net cash provided by (used in) operating activities	(414,488)	597,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	341,000	150,000
Capital expenditures	(14,822)	(997,842)
Restricted cash	50,000	-
Net cash provided by (used in) investing activities	376,178	(847,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	-	(538,896)
Proceeds from short-term notes payable – related parties	50,000	250,000
Payments to advances – related parties	(15,760)	-
Proceeds from advances – related parties	9,700	70,000
Net cash provided by (used in) financing activities	43,940	(218,896)

Net change in cash	5,630	(469,135)
CASH AT BEGINNING PERIOD	26,354	484,970
CASH AT END OF PERIOD	$31,984	$15,835

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$23,724	$138,946
Cash paid for income taxes	$-	$-

Deposits applied to sale of assets	$70,487	$2,585,719
Development work in process reclassified to oil and gas properties	$-	$505,038
Common stock issued for convertible notes payable and accrued interest	$1,505,700	$-
Inventory reclassified to oil and gas properties	$-	$62,028
Notes payable-related party issued for oil and gas properties	$-	$75,600
Note payable-related party issued for oil and gas properties applied to sale of assets	$-	$1,050,720
Issuance of Preferred A Stock for settlement of debt	$2,083,801	$-

See accompanying notes to financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Accounting Estimates

The preparation of the accompanying unaudited financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies. These estimates include, but are not limited to, estimates related to revenue recognition, allowance for doubtful accounts, inventory valuation, tangible and intangible long-term asset valuation, obligations and commitments. Estimates are updated on an ongoing basis and are evaluated based on historical experience and current circumstances. Changes in facts and circumstances in the future may give rise to changes in these estimates which may cause actual results to differ from current estimates.

Reclassifications

Certain amounts in the prior period financial statements may have been reclassified to conform to the current period presentation. These reclassifications have no impact on net loss.

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

Torchlight has acquired one-half of the Company’s interest in the Smokey Hills prospect and assumed the Company’s obligation to complete the first well drilled on the prospect plus additional costs previously billed to Xtreme by the operator. Torchlight has assumed Xtreme’s obligation under its working interest in the prospect to drill the planned second well.

With respect to the Oklahoma properties, the Company has conveyed half of its working interest and all related equipment in the Lenhart well to Torchlight and Torchlight has acquired all of the Company’s interest in the Robinson and Hancock wells. Torchlight has also acquired 90% of the Overriding Royalty Interest in the Company’s Salt Water Disposal Well and Facility, as defined, but such interest is junior to the interests of investors in the well. In its discretion, Torchlight will pay the cost to re-enter the Lenhart well.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

 2. HISTORY AND NATURE OF BUSINESS - continued

These transactions provide the resources to develop further wells that working interest owners in the various prospects own.

Cash payments to the Company, totaled $341,000. Other consideration paid on behalf of the Company to third parties totaled, $1,262,143. These payments have been completed.

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

On May 9, 2013, completion work began on the Smokey Hills project and fracking was completed on June 14, 2013. The Operator has determined not to complete the first well and is reviewing whether to conduct vertical drilling operations around the first well.

Torchlight Energy is currently the operator of the Lenheart Oil Well project.  They have re-entered the wellbore and begun completion operations into the Bartlesville formation.

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

On May 2, 2013, we sold our wholly owned subsidiary, Xtreme Operating Co., LLC, to Heritage Oil and Gas, Inc., (“Heritage”) for $50,000 on an as is basis. Results of operations for our subsidiary are being shown as discontinued operations in the accompanying financial statements.  Heritage assumed liabilities of $139,159 as part of the sale.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

3. OIL AND NATURAL GAS PROPERTIES

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2012	Additions	Dispositions	June 30, 2013
West Thrifty / Quita Field	$4,984,040	$-	$-	$4,984,040
Texas 5 Star	528,089	-	-	528,089
Quita Ellenberger Project	116,375	-	-	116,375
Smoky Hill	1,278,458	11,981	645,220	645,219
Hancock/Robinson	62,323	-	62,323	-
Lionheart	1,289,126	832	651,563	638,395
Gotcheye SWD Project	326,161	-	326,161	-
Total	$8,584,572	$12,813	$1,685,267	$6,912,118

Saltwater Disposal Property

During the second quarter 2012, the Company began full time operations taking saltwater from multiple water hauling companies in the area. We acquired a 10% working interest from the ADA Energy Services and took over operations on May 29, 2012 in exchange for a 5 cent per barrel of water disposed fee payable upon collecting revenue from disposal customers. With Torchlight’s acquisition of our saltwater disposal well we do not anticipate additional saltwater disposal wells in the foreseeable future.  Torchlight is currently the operator of this project.

4. RELATED PARTY TRANSACTIONS AND NOTES PAYABLE

Effective as of December 1, 2009, the Company entered into employment agreements with our Chief Executive Officer, Willard G. McAndrew, our Chief Operating Officer, Nicholas DeVito, and our corporate Secretary, Phyllis Wingate. Each of these agreements had a term of five years. The Company entered into a similar agreement with Mr. Wurtele, our Chief Financial Officer, effective December 1, 2011. In the summer of 2012, the Company ceased to pay each of these individuals and was in breach of its agreement with each of them.

Effective May 15, 2013, the Company entered into a mutual release with each of the individuals whereby each of these individuals would be issued a new class of stock, Series A Preferred Stock, as compensation for back pay, consideration that was to be paid under the contract for breach, and, in certain circumstances, other obligations owned by the Company to the individuals. The agreement also releases each from an obligation not to engage in a conflict of interest. Each of the employees, other than Ms. Wingate, agreed to continue employment at an hourly rate for the time devoted to the necessary functioning of the Company but for at least $500 per month, but such employment may be ended at the election of Xtreme or the employee. The hourly rate of Messrs. McAndrew, DeVito, and Wurtele is $112.50, $93.75, and $62.50.

Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock, subject to proportionate reduction where there is a reverse stock split. Once there are a sufficient number of shares authorized for the conversion, the holder may convert the shares at the holder’s discretion. The Series A Preferred Stock must be converted to Common Stock on April 14, 2014, unless there is not a sufficient number of shares authorized, but, in any event, must be converted after that date upon an adequate number of shares being authorized.

Based on the conversion price of the Company’s Convertible Debt, the Company issued to Willard McAndrew, Nicholas DeVito, Roger Wurtele, and Phyllis Wingate 1,250,000; 1,500,000; 400,000; and 84,000 shares of Series A Preferred Stock, respectively valued at $1,649,340. Under current accounting standards ASC 470-50-40-2 the extinguishment of related party debt for equity securities is considered a capital transaction and, accordingly, no gain or loss on the extinguishment is recognized in the statements of operations.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

The Company delayed scheduled payments on the convertible notes for the months from June 2012 through June 2013. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

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

In regards to the September 12, 2011 notes, the Company recognized a derivative liability of $227,070 on December 31, 2012 and a change in fair value of $374,888 for the six months ended June 30, 2013, and redemptions of $588,676 for the six months ended June 30, 2013 resulting in a derivative liability of $13,282 at June 30, 2013.

In regards to the September 12, 2011 warrants, the Company recognized a derivative liability of $178,403 on December 31, 2012 and a change in fair value of $165,599 for the six months ended June 30, 2013, resulting in a derivative liability of $12,804 at June 30, 2013.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

6. DERIVATIVE INSTRUMENTS - continued

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Six months ended June 30, 2013
Derivative liability	December 31, 2012	Fair Value Adjustments	Redemptions	June 30, 2013
Notes	$227,070	$374,888	$(588,676)	$13,282
Warrants	178,403	(165,599)	-	12,804
	$405,473	$(209,289)	$(588,676)	$26,086

7. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 49,999,000 shares of preferred stock, $0.001 par value per share of which 3,694,000 were issued and outstanding as of June 30, 2013.

The Company has one class of Preferred Stock and Nontransferable Preferred Stock.  The Nontransferable Preferred Stock, consisting of 1,000 shares, is all owned by Mr. McAndrew, the Company’s chief executive officer.

Common Stock

During the six months ended June 30, 2013, we issued 998,625 shares of our common stock to consultants for services rendered to the Company valued at $18,938.

During the six months ended June 30, 2013, we issued 140,917,374 shares of our common stock to various convertible note holders converting outstanding principal of $1,384,863 and accrued interest of $120,837.  The shares were valued at approximately $0.01 per share, based on market price.

Preferred A Stock

In the second quarter of 2013, we issued 3,694,000 shares of our preferred stock, valued at $2,083,801 to seven related and unrelated parties in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals. The shares of preferred stock convert into common stock at $0.01 per share (subject to any stock split the Company’s Board of Directors approves) and have a par value of $0.001. The Company may seek to increase its authorized capital to effect the transaction.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

8. CONTINGENCIES

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceedings against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit and have come to agreement with Baker Hughes on a settlement.  We completed the settlement with Baker Hughes on June 15, 2013 and secured a full release and dismissal of the lawsuit with prejudice.

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

In the second quarter of 2013, we issued 3,694,000 shares of our preferred stock to seven related and unrelated parties in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals. The shares of preferred stock convert into common stock at $0.01 per share (subject to any stock split the Company’s Board of Directors approves) and have a par value of $0.001. The Company may seek to increase its authorized capital to effect the transaction.

SUBSEQUENT EVENTS

Reverse Split

The Company has sought approval to complete a 1 for 100 reverse split of all outstanding shares of the Company's Common Stock by filing a Certificate of Amendment with the Nevada Secretary of State. Each issued and outstanding share of Common Stock would automatically be changed into a fraction of a share of Common Stock in accordance with the ratio of 1 for 100. The par value of the Common Stock would remain unchanged at $0.001 per share, and the number of authorized shares of Common Stock would remain unchanged as well. Any fractional shares resulting from the Reverse Split will be rounded up to the nearest whole number. The Reverse Split would become effective after filing a Certificate of Amendment with the Nevada Secretary of State and upon the completion of the review and comment process with FINRA. The Company will apply the effects retroactively upon receiving final approval from FINRA. As of the date of this filing, the Company has not received approval from FINRA.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview

Xtreme Oil & Gas, Inc. is an independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of June 30, 2013, we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma. Xtreme plans to pursue continued sales of its properties while potentially retaining non-operated interests that may produce future cash flows.

On April 15, 2013, the Company entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to Xtreme’s Kansas, or Smokey Hills, prospect and all of the Company’s properties in Oklahoma.

Torchlight has acquired one-half of the Company’s interest in the Smokey Hills prospect and assumed the Company’s obligation to complete the first well drilled on the prospect plus additional costs previously billed to Xtreme by the operator. Torchlight has assumed Xtreme’s obligation under its working interest in the prospect to drill the planned second well.

With respect to the Oklahoma properties, the Company has conveyed half of its working interest and all related equipment in the Lenhart well to Torchlight and Torchlight has acquired all of the Company’s interest in the Robinson and Hancock wells. Torchlight has also acquired 90% of the Overriding Royalty Interest in the Company’s Salt Water Disposal Well and Facility, as defined, but such interest is junior to the interests of investors in the well. In its discretion, Torchlight will pay the cost to re-enter the Lenhart well.

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

Results of Operations.

For the Six months Ended June 30, 2013 compared to 2012

Revenues

For the six months ended June 30, 2013, revenue was $74,929 a decrease of $1,004,386 from $1,079,315 for the six months ended June 30, 2012. Decrease in revenue was due primarily to the oil properties being shut down since mid-2012. Oil and gas revenues are principally from the Saltwater Disposal project. The decline is also attributable to the fact that in the earlier period we sold working interests in various prospects we held, sales that did not occur in the period ended June 30, 2013.

Expenses

Oil production costs for the six months ended June 30, 2013 totaled $1,649, a decrease of $34,237 from $35,886 for the six months ended June 30, 2012. The decrease is due to reduced production activity on all of our properties.

General and administrative expenses totaled $1,674,471 for the six months ended June 30, 2013, an increase of $930,605, from $743,866 for the six months ended June 30, 2012. These general and administrative expense differences are largely driven by additional cost incurred during the six months ended June 30, 2013 in connection with the mutual release agreements entered into with various individuals as discussed in Note 4 of the accompanying financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Other Income/(Expense)

Other income and expense are largely driven by our debt offering in September 2011.  Total other income for the six months ended June 30, 2013 was $119,975 a decrease of $1,029,834 from total other income of $1,149,809 for the six months ended June 30, 2012.  This decrease was primarily due to a reduction in derivative income related to our September 2011 debt offering.

Gain on settlement for the six months ended June 30, 2012 relates to the net cost recovery after expenses for litigation and repairs incurred by the Company from the damages to the Lionheart. There was no such settlement during the six months ended June 30, 2013.

Net income (loss)

For the six months ended June 30, 2013, we had a net loss from continuing operations of $1,550,619 compared to net income from continuing operations of $1,334,948 for six months ended June 30, 2012. This decrease in net income from continuing operations was due primarily to the decrease in derivative income related of convertible debt instruments during the period ended June 30, 2013 and additional costs incurred in connection with the mutual release agreements entered into with various individuals as discussed in Note 4 of the accompanying financial statements.

For the six months ended June 30, 2013, we had a net income from discontinued operations of $9,496 compared to net income from discontinued operations of $437,936 for six months ended June 30, 2012. Income from discontinued operations at June 30, 2012 was primarily due to gain on debt forgiveness. As part of the sale of Xtreme Operating Co., LLC, Heritage assumed liabilities of $139,159. This was recorded as a gain and is being shown as part of gain on debt forgiveness in the accompanying financial statements.

For the Three months Ended June 30, 2013 compared to 2012

Revenues

For the three months ended June 30, 2013, revenue was $25,965 a decrease of $161,500 from $187,465 for the three months ended June 30, 2012. Decrease in revenue was due primarily to the oil properties being shut down since mid-2012. Oil and gas revenues are principally from the Saltwater Disposal project. The decline is also attributable to the fact that in the earlier period we sold working interests in various prospects we held, sales that did not occur in the period ending June 30, 2013.

Expenses

Oil production costs for the three months ended June 30, 2013 totaled $1,190, a decrease of $23,013 from $24,203 for the three months ended June 30, 2012. The decrease is due to reduced production activity on all of our properties.

General and administrative expenses totaled $1,430,919 for the three months ended June 30, 2013, an increase of $1,094,061, from $336,858 for the three months ended June 30, 2012. These general and administrative expense differences are largely driven by additional costs incurred in connection with the mutual release agreements entered into with various individuals as discussed in Note 4 of the accompanying financial statements during the three months ended June 30, 2013.

Other income/(expense)

Other income and expense are largely driven by our debt offering in September 2011.  Total other income for the three months ended June 30, 2013 was $98,262, a decrease of $2,071,777 from total other income of $2,170,039 for the three months ended June 30, 2012.  This decrease was primarily due to a reduction in derivative income related to our September 2011 debt offering.

Net income (loss)

For the three months ended June 30, 2013, we had net loss from continuing operations of $1,376,645 compared to net income from continuing operations of $2,005,283 for three months ended June 30, 2012. This decrease in net income was due primarily to non-cash derivative income related of convertible debt instruments during the period ended June 30, 2013.

For the three months ended June 30, 2013, we had net income from discontinued operations of $9,625 compared to net income from continuing operations of $22,563 for three months ended June 30, 2012

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

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

Financing Plans

Cash flow used by operations was $414,488 for the six months ending June 30, 2013. Cash flow provided by investing activities was $376,178 for the six months ended June 30, 2013. Cash flow provided by financing activities was $43,940 for the six months ended June 30, 2013.

Convertible notes payable are presented in the accompanying financial statements net of debt discount. Principal balance at June 30, 2013 was $282,445. The Company delayed scheduled payments on the convertible notes for the months beginning June 2012 to June 2013. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default. A significant amount of the convertible notes outstanding converted subsequent to June 30, 2013, and we are pursuing the conversion of all such notes that remain outstanding.  The Company may seek to increase its authorized capital to effect the transaction.

Our cash requirements, mostly for corporate expenses, are projected to be approximately $25,000 per month or $300,000 for the next 12 months. As of June 30, 2013, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Revenue from existing oil production is non-existent on a monthly basis, and we cannot predict whether our cash flows from the future sales of assets and debt conversions into equity will be sufficient to meet our monthly cash requirements.

To continue with our business plan including the funding of operations, we expect to continue selling properties and converting debt to equity. To that end we have entered into an agreement, effective April, 15, 2013 related to the sale of our Kansas and Oklahoma properties. See Notes to Financial Statements, Note 2, History and nature of business.

We have substantial indebtedness to officers and directors of our company and others and have converted that indebtedness to preferred stock.

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

ITEM 4. Controls and Procedures

As of the end of the quarter ended June 30, 2013, our Chief Executive Officer, Willard G. McAndrew, and Chief Financial Officer, Roger Wurtele, with the participation of our Chief Operating Officer, reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls or other factors during the fiscal quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 30, 2010, each of Baker Hughes, Pan American Drilling, Native American Drilling and other service providers began legal proceedings against us in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. We have settled with all service providers in this suit and have come to agreement with Baker Hughes on a settlement.  We completed the settlement with Baker Hughes on June 15, 2013 and secured a full release and dismissal of the lawsuit with prejudice.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

We issued the unregistered securities described below. We believe that each of the securities transactions described below was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) as a transaction not involving any public offering and Regulation D promulgated under the Securities Act of 1933. In each case, the number of investors was limited, the investors were either all accredited and/or otherwise qualified, had access to material information about the issuer, and restrictions were placed on the resale of the securities sold.

Shares issued for Cash

In the six months ended June 30, 2013, we did not sell any shares to investors for cash.

Shares issued for Services

In the six months ended June 30, 2013, we issued 998,625 restricted shares of our common stock to consultants valued at $18,938.

Shares issued upon conversion of Notes

In the six months ended June 30, 2013, we issued 140,917,374 free trading shares of our common stock valued at $1,505,700 to various convertible note holders converting outstanding principal and interest.  The shares were valued at approximately $0.01 per share, based on market price.

Preferred A Shares Issued

In the second quarter of 2013, we issued 3,694,000 shares of our preferred stock to seven related and unrelated parties in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals. The shares of preferred stock convert into common stock at $0.01 per share (subject to any stock split the Company’s Board of Directors approves) and have a par value of $0.001. The Company may seek to increase its authorized capital to effect the transaction.

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

 ITEM 5. OTHER INFORMATION

With respect to certain transactions with Torchlight Energy, Inc. See Notes to Financial Statements, Note 2, History and nature of business.

           On May 2, 2013, we entered into a letter of intent with Heritage Oil and Gas, Inc., (“Heritage”) to sell, subject to shareholder approval, for $325,000 cash and a one-eighth overriding royalty interest, our West Thrifty/Quita properties in Texas.  The letter of intent requires Heritage to carry our existing working interest owners to the tanks with an obligation to drill and develop the property in a timely manner.  We have sold to Heritage for $50,000 our Texas operating company on an as is basis.

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

Xtreme Oil & Gas, Inc.:

Date: August 14, 2013	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Chief Executive Officer

Date: August 14, 2013	By:	/s/ Roger Wurtele
Name: Roger Wurtele
Title: CFO, Principal Accounting Officer

In accordance with the Securities and Exchange Act, this Form 10K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Xtreme Oil & Gas, Inc.:

Date: August 14, 2013	By:	/s/ Willard G. McAndrew III
Name: Willard G. McAndrew III
Title: Director