Form 10-Q
period 2013-09-30
Xtreme Oil & Gas, Inc.
filed 2013-11-14
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2013: 60,597,218.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

XTREME OIL & GAS , INC.
BALANCE SHEETS
As of September 30, 2013 and December 31, 2012

	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,342	$26,354
Cash - restricted	25,313	75,313
Accounts receivable – trade	6,529	27,257
Other receivable	45,205	-
Total Current Assets	89,389	128,924

PROPERTY AND EQUIPMENT:
Furniture and fixtures	53,044	53,044
Oil and natural gas properties (successful efforts method)	6,912,118	8,584,572
	6,965,162	8,637,616
Less-accumulated depreciation, depletion and amortization	(113,747)	(112,467)
Net property and equipment	6,851,415	8,525,149

Deposits	6,537	57,887
TOTAL ASSETS	$6,947,341	$8,711,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$109,142	$1,811,271
Deposits payable	-	1,126,320
Advances, related parties	-	101,093
Accounts payable – related parties	-	391,418
Short-term notes payable	-	114,000
Short-term notes payable – related parties	-	250,000
Convertible notes payable	282,445	1,750,615
Derivative liability	40,235	405,473
Total Current Liabilities	431,822	5,950,190

LONG-TERM LIABILITIES
Asset retirement obligation	300,000	300,000
Total-long term liabilities	300,000	300,000
TOTAL LIABILITIES	731,822	6,250,190

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred A stock, $0.001 par value, 49,999,000 shares authorized; 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Non-transferable preferred stock, $0.001 par value, 1,000 shares authorized; 0 and 1,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	1
Common stock, $0.001 par value; 200,000,000 shares authorized; 5,598,147 and 471,987 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5,598	472
Additional paid-in capital	41,594,489	36,255,685
Accumulated deficit	(35,384,568)	(33,794,388)
Total Stockholders' Equity	6,215,519	2,461,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,947,341	$8,711,960

See accompanying notes to financial statements.

XTREME OIL & GAS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Revenues:
Income from sales of working interest, net	$-	$238,454	$65,876	$1,270,934
Oil and gas sales	-	9,489	9,053	56,324
TOTAL REVENUES	-	247,943	74,929	1,327,258

EXPENSES:
Production and workover costs	-	73,280	1,433	131,702
Depreciation, depletion and amortization expense	-	101,353	1,280	172,278
General and administrative expenses	83,911	283,766	1,758,598	1,027,632
Loss on disposal of properties	-	5,114	68,123	26,078
TOTAL OPERATING EXPENSES	83,911	463,513	1,829,434	1,357,690

INCOME (LOSS) FROM OPERATIONS	(83,911)	(215,570)	(1,754,505)	(30,432)

OTHER INCOME/(EXPENSE)
Other income	40,000	-	40,000	-
Gain on settlement	-	3,201	-	478,939
Gain on debt forgiveness	21,818	-	30,343	-
Amortization of debt discounts	-	(640,478)	-	(1,179,364)
Interest expense, net	(12,815)	(81,090)	(36,539)	(216,036)
Derivative income	(14,149)	851,549	121,025	2,276,758
Loss on extinguishment of debt	-	-	-	(80,507)
Total other income (expense)	(34,854)	133,182	154,829	1,279,790

Income (loss) from continuing operations	(49,057)	(82,388)	(1,599,676)	1,249,358
Income (loss) from discontinued operations	-	(381,588)	9,496	59,550
Net income (loss)	$(49,057)	$(463,976)	$(1,590,180)	$1,308,908

Earnings (loss) per common share – basic & diluted
Income (loss) from continuing operations	$(0.01)	$(0.18)	$(0.84)	$2.75
Income (loss) from discontinued operations	$-	$(0.84)	$0.01	$0.13
Net income (loss)	$(0.01)	$(1.02)	$(0.84)	$2.88

Weighted average common shares - basic	3,657,843	454,040	1,897,110	453,905
Weighted average common shares - diluted	3,657,843	454,040	1,897,110	453,905

See accompanying notes to financial statements.

XTREME OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 2013 and 2012
(Unaudited)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(1,599,676)	$1,249,358
Income from discontinued operations	9,496	59,550
Net income (loss)	(1,590,180)	1,308,908
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,280	172,278
Gain on debt forgiveness	(48,784)	-
Loss on debt extinguishment	-	80,507
Common stock issued for services	25,554	63,095
Preferred stock issued for services	1,484,660	-
Gain on settlement	-	(930,972)
Income from sale of working interest	(68,477)	(1,270,934)
Bad debt expense	26,922	182,018
Loss on disposal of properties	68,123	233,266
Amortization of debt discount	-	1,179,364
Derivative income	(121,025)	(2,276,758)
Changes in operating assets and liabilities:
Accounts receivable - trade	(6,194)	(28,272)
Other receivable	(45,205)	-
Prepaid expenses	-	(325,000)
Other assets	-	(350)
Accounts payable and accrued expenses	(183,725)	727,082
Accounts payable – related parties	(32,500)	151,200
Deposits	51,350	-
Deposits payable	4,071	1,520,475
Net cash provided by (used in) operating activities	(434,130)	785,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	341,000	150,000
Capital expenditures	(14,822)	(1,245,634)
Restricted cash	50,000	-
Net cash provided by (used in) investing activities	376,178	(1,095,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible notes payable	-	(538,896)
Proceeds from short-term notes payable – related parties	9,700	250,000
Payments to advances – related parties	(15,760)	-
Proceeds from advances – related parties	50,000	115,000
Net cash provided by (used in) financing activities	43,940	(173,896)

Net change in cash	(14,012)	(483,623)
CASH AT BEGINNING PERIOD	26,354	484,970
CASH AT END OF PERIOD	$12,342	$1,347

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$36,539	$138,946
Cash paid for income taxes	$-	$-

Deposits applied to sale of assets	$70,487	$2,849,719
Development work in process reclassified to oil and gas properties	$-	$505,038
Common stock issued for convertible notes payable and accrued interest	$1,505,700	$-
Common stock issued for accrued interest	$-	$5,000
Inventory reclassified to oil and gas properties	$-	$62,028
Notes payable-related party issued for oil and gas properties	$-	$75,600
Note payable-related party issued for oil and gas properties applied to sale of assets	$-	$1,050,720
Issuance of Preferred A Stock for settlement of debt	$2,083,801	$-
Common Stock issued for conversion of Series A Preferred	$3,694	$-

See accompanying notes to financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
September 30, 2013
(Unaudited)

2. HISTORY AND NATURE OF BUSINESS - continued

These transactions provide the resources to develop further wells that working interest owners in the various prospects own.

Cash payments to the Company, totaled $341,000. Other consideration paid on behalf of the Company to third parties totaled, $1,262,143. These payments were completed well after their due date resulting in potential damages to Xtreme.

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

Torchlight Energy is currently the operator of the Lenhart Oil Well project.  They have re-entered the wellbore and begun completion operations into the Bartlesville formation. Results have been disappointing to date and Torchlight may elect to plug this well.

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

On August 15, 2013 we completed a 1:100 reverse stock split of our common stock and converted all outstanding Preferred A stock into common stock. The Company has retroactively reflected the revenue split in the accompanying financial statements.

On September 6, 2013 we appointed Nicholas P. DeVito to be the sole Director and Chief Executive Officer coincident with the resignation of Mr. Willard G. McAndrew the former Chairman and CEO.  Upon Mr. McAndrew’s resignation his Non-transferrable preferred stock was cancelled.  Mr. Roger Wurtele resigned as Chief Financial Officer in September 2013 also.

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

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

3. OIL AND NATURAL GAS PROPERTIES

Currently, the Company has limited production from its oil and gas properties, which are all unproven and have no proved developed reserves.

The Company has the following oil and natural gas properties:

Oil and gas property:	December 31, 2012	Additions	Dispositions	September 30, 2013
West Thrifty / Quita Field	$4,984,040	$-	$-	$4,984,040
Texas 5 Star	528,089	-	-	528,089
Quita Ellenberger Project	116,375	-	-	116,375
Smoky Hill	1,278,458	11,981	645,220	645,219
Hancock/Robinson	62,323	-	62,323	-
Lionheart	1,289,126	832	651,563	638,395
Gotcheye SWD Project	326,161	-	326,161	-
Total	$8,584,572	$12,813	$1,685,267	$6,912,118

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

Effective May 15, 2013, the Company entered into a mutual release with each of the individuals whereby each of these individuals would be issued a new class of stock, Series A Preferred Stock, as compensation for back pay, consideration that was to be paid under the contract for breach, and, in certain circumstances, other obligations owned by the Company to the individuals. The agreement also releases each from an obligation not to engage in a conflict of interest. Each of the employees, other than Ms. Wingate, agreed to continue employment at an hourly rate for the time devoted to the necessary functioning of the Company but for at least $500 per month, but such employment may be ended at the election of Xtreme or the employee. The hourly rate of Messrs. McAndrew, DeVito, and Wurtele is $112.50, $93.75, and $62.50. On September 6, 2013, Messrs. McAndrew and Wurtele resigned their positions as Chairman/CEO and Chief Financial Officer, respectively.

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

All of the Series A Preferred stock was converted into Common Stock on August 17, 2013 as described above.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
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

The Company delayed scheduled payments on the convertible notes for the months from June 2012 through September 2013. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default.

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

In regards to the September 12, 2011 notes, the Company recognized a derivative liability of $227,070 on December 31, 2012 and a change in fair value of $393,318 for the nine months ended September 30, 2013, and redemptions of $588,676 for the nine months ended September 30, 2013 resulting in a derivative liability of $31,712 at September 30, 2013.

In regards to the September 12, 2011 warrants, the Company recognized a derivative liability of $178,403 on December 31, 2012 and a change in fair value of $169,880 for the nine months ended September 30, 2013, resulting in a derivative liability of $8,523 at September 30, 2013.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

6. DERIVATIVE INSTRUMENTS - continued

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Nine months ended September 30, 2013
Derivative liability	December 31, 2012	Fair Value Adjustments	Redemptions	September 30, 2013
Notes	$227,070	$393,318	$(588,676)	$31,712
Warrants	178,403	(169,880)	-	8,523
	$405,473	$223,438	$(588,676)	$40,235

7. STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value per share of which none were issued and outstanding as of September 30, 2013.

The Company has redeemed and canceled its one class of Non-transferable Preferred Stock.  The Non-transferable Preferred Stock, consisting of 1,000 shares, was returned to the Company by Mr. McAndrew upon his resignation as the Company’s Chief Executive Officer.

Common Stock

During the nine months ended September 30, 2013, we issued 22,986 shares of our common stock to consultants for services rendered to the Company valued at $25,554.

During the nine months ended September 30, 2013, we issued 1,409,174 shares of our common stock to various convertible note holders converting outstanding principal of $1,384,863 and accrued interest of $120,837.  The shares were valued at approximately $1.07 per share, based on market price.

Preferred A Stock

In the third quarter of 2013, we converted 3,694,000 shares of our Preferred A stock, issued to seven related and unrelated parties in exchange for full mutual releases and extinguishment of $2,083,801 in liabilities owed to these individuals and $1,484,660 worth of services provided by these individuals. The shares of preferred stock were converted into 3,694,000 shares of common stock in accordance with the terms.

Reverse Split

On August 17, 2013 the Company received approval to complete a 1 for 100 reverse split of all outstanding shares of the Company's Common Stock by filing a Certificate of Amendment with the Nevada Secretary of State. Each issued and outstanding share of Common Stock would automatically be changed into a fraction of a share of Common Stock in accordance with the ratio of 1 for 100. The par value of the Common Stock would remain unchanged at $0.001 per share, and the number of authorized shares of Common Stock would remain unchanged as well. Any fractional shares resulting from the Reverse Split have been rounded up to the nearest whole number. The reverse split became effective after filing a Certificate of Amendment with the Nevada Secretary of State and upon the completion of the review and comment process with FINRA on August 17, 2013. The Company has retroactively reflected the reverse split in the accompanying financial statements.

XTREME OIL & GAS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2013
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

As part of the review of the Torchlight transaction, Torchlight had asked that Mr. McAndrew act as a consultant to Torchlight, necessitating a release by the Company of the Mr. McAndrew’s covenant not to compete with the Company. The committee approved that release. Accordingly, though Mr. McAndrew remained the Company’s Chief Executive Officer and an employee of the Company, while he acted as a consultant to Torchlight. Mr. McAndrew resigned on September 6, 2013.

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

9. SUBSEQUENT EVENTS

On October 23, 2013 the company received approval from the State of Nevada to create a Redeemable Preferred B class of stock.

This stock is redeemable after 3 years by the company and carries an annual dividend of $6,750 per share.  The stock is redeemable any time prior to November 1, 2016 and interest on unpaid dividends is 12% per year.  Finally the stock is convertible after November 1, 2016 at 120% of the closing bid price of the Common Stock on November 1, 2013.

On November 5, 2013 the Company issued 55 shares of Redeemable Preferred B stock and 55,000,000 shares of restricted common stock to Rolling Hill Capital Management, LLC and subsequently reissued to Southport Lane, LP and Southport Lane Equity II respectively in exchange for $5,555,000. On November 13, 2013, the Company also completed an acquisition of Massive Interactive, Pty. in exchange for $4.4 Million in cash.  We expect to apply to FINRA for a name and symbol change but have not done so yet.  We continue to trade on the OTC Bulletin Board under the XTOG symbol.

On November 12, 2013, the Company appointed Richard Bailey to be a Director.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview

Xtreme Oil & Gas, Inc. is an independent energy company focused on the acquisition, development, ownership, operation and investment in energy-related businesses and assets, including, without limitation, the acquisition, exploration and development of natural gas and crude oil, and other related businesses which management believes have potential for improved production rates and resulting income by application of both conventional and non-conventional improvement and enhancement techniques. As of September 30, 2013, we own working interests in over 10,000 acres of oil and gas leases in Kansas, Texas and Oklahoma. Xtreme plans to pursue continued sales of its properties while potentially retaining non-operated interests that may produce future cash flows.

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

Results of Operations.

For the Nine months Ended September 30, 2013 compared to 2012

Revenues

For the nine months ended September 30, 2013, revenue was $74,929 a decrease of $1,252,329 from $1,327,258 for the nine months ended September 30, 2012. Decrease in revenue was due primarily to the oil properties being shut down since mid-2012. Oil and gas revenues are principally from the Saltwater Disposal project. The decline is also attributable to the fact that in the earlier period we sold working interests in various prospects we held, sales that did not occur in the period ended September 30, 2013.

Expenses

Oil production costs for the nine months ended September 30, 2013 totaled $1,433, a decrease of $130,269 from $131,702 for the nine months ended September 30, 2012. The decrease is due to reduced production activity on all of our properties.

General and administrative expenses totaled $1,758,598 for the nine months ended September 30, 2013, an increase of $730,966, from $1,027,632 for the nine months ended September 30, 2012. These general and administrative expense differences are largely driven by additional cost incurred during the nine months ended September 30, 2013 in connection with the mutual release agreements entered into with various individuals as discussed in Note 4 of the accompanying financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Other Income/(Expense)

Other income and expense are largely driven by our debt offering in September 2011.  Total other income for the nine months ended September 30, 2013 was $154,829 a decrease of $1,124,961 from total other income of $1,279,790 for the nine months ended September 30, 2012.  This decrease was primarily due to a reduction in derivative income related to our September 2011 debt offering.

Gain on settlement for the nine months ended September 30, 2012 relates to the net cost recovery after expenses for litigation and repairs incurred by the Company from the damages to the Lionheart. There was no such settlement during the nine months ended September 30, 2013.

Net income (loss)

For the nine months ended September 30, 2013, we had a loss from continuing operations of $1,599,676 compared to income from continuing operations of $1,249,358 for nine months ended September 30, 2012. This decrease in income from continuing operations was due primarily to the decrease in derivative income related of convertible debt instruments during the period ended September 30, 2013 and additional costs incurred in connection with the mutual release agreements entered into with various individuals as discussed in Note 4 of the accompanying financial statements.

For the nine months ended September 30, 2013, we had a net income from discontinued operations of $9,496 compared to net income from discontinued operations of $59,550 for nine months ended September 30, 2012. As part of the sale of Xtreme Operating Co., LLC, Heritage assumed liabilities of $139,159. This was recorded as a gain and is being shown as part of gain on debt forgiveness in the accompanying financial statements.

For the Three months Ended September 30, 2013 compared to 2012

Revenues

For the three months ended September 30, 2013, revenue was $0 a decrease of $247,943 from $247,943 for the three months ended September 30, 2012. Decrease in revenue was due primarily to the oil properties being shut down since mid-2012. Oil and gas revenues are principally from the Saltwater Disposal project. The decline is also attributable to the fact that in the earlier period we sold working interests in various prospects we held, sales that did not occur in the period ending September 30, 2013.

Expenses

Oil production costs for the three months ended September 30, 2013 totaled $0, a decrease of $73,280 from $73,280 for the three months ended September 30, 2012. The decrease is due to reduced production activity on all of our properties.

General and administrative expenses totaled $83,911 for the three months ended September 30, 2013, a decrease of $199,855, from $283,766 for the three months ended September 30, 2012. These general and administrative expense differences are largely driven by additional costs incurred in connection with the mutual release agreements entered into with various individuals as discussed in Note 4 of the accompanying financial statements during the three months ended September 30, 2013.

Other income/(expense)

Other income and expense are largely driven by our debt offering in September 2011.  Total other expense for the three months ended September 30, 2013 was $34,854, a decrease of $168,036 from total other income of $133,182 for the three months ended September 30, 2012.  This decrease was primarily due to a reduction in derivative income related to our September 2011 debt offering.

Net income (loss)

For the three months ended September 30, 2013, we had loss from continuing operations of $49,057 compared to loss from continuing operations of $82,388 for three months ended September 30, 2012. This decrease in loss was due primarily to non-cash derivative income related of convertible debt instruments during the period ended September 30, 2013.

For the three months ended September 30, 2013, we had loss from discontinued operations of $0 compared to loss from discontinued operations of $381,588 for three months ended September 30, 2012.

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

Financing Plans

Cash flow used by operations was $434,130 for the nine months ending September 30, 2013. Cash flow provided by investing activities was $376,178 for the nine months ended September 30, 2013. Cash flow provided by financing activities was $43,940 for the nine months ended September 30, 2013.

Convertible notes payable are presented in the accompanying financial statements. Principal balance at September 30, 2013 was $282,445. The Company delayed scheduled payments on the convertible notes for the months beginning June 2012 to September 2013. This resulted in a default on the note agreement. Interest is being accrued at a rate of 18% as a result of the default, and we are pursuing the conversion of all such notes that remain outstanding.  The Company may seek to increase its authorized capital to effect the transaction.

Our cash requirements, mostly for corporate expenses, are projected to be approximately $25,000 per month or $300,000 for the next 12 months. As of September 30, 2013, we are unable to determine whether we will generate sufficient cash from our oil and gas operations to fund our operations for the next twelve months. Revenue from existing oil production is non-existent on a monthly basis, and we cannot predict whether our cash flows from the future sales of assets and debt conversions into equity will be sufficient to meet our monthly cash requirements.

To continue with our business plan including the funding of operations, we expect to continue selling properties and converting debt to equity. To that end we entered into an agreement, effective April, 15, 2013 related to the sale of our Kansas and Oklahoma properties. See Notes to Financial Statements, Note 2, History and nature of business.

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

ITEM 4. Controls and Procedures

As of the end of the quarter ended September 30, 2013, our Chief Executive Officer, Nicholas P. DeVito reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer believes that, as of the end of the period covered by this report our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

Other than the resignation of the CEO and CFO, both of whose duties were assumed by the current CEO, there have been no significant changes in our internal controls or other factors during the fiscal quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Shares issued for Cash

In the nine months ended September 30, 2013, we did not sell any shares to investors for cash.

Shares issued for Services

In the nine months ended September 30, 2013, we issued 22,986 restricted shares of our common stock to consultants valued at $25,554.

Preferred A Shares Issued

In the third quarter of 2013, we converted 3,694,000 shares of our preferred stock issued to seven related and unrelated parties in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals. The shares of preferred stock converted into 3,694,000 shares of common stock. The Company may seek to increase its authorized capital to effect the transaction.

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

 ITEM 5. OTHER INFORMATION

 With respect to certain transactions with Torchlight Energy, Inc, see Notes to Financial Statements, Note 2, History and nature of business.

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

Xtreme Oil & Gas, Inc.:

Date: November 14, 2013	By:	/s/ Nicholas P. DeVito
Name: Nicholas P. DeVito
Title: Chief Executive Officer