Form 10-K/A
period 2012-12-31
Xtreme Oil & Gas, Inc.
filed 2013-12-03
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 16, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 16, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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
* Previously filed.
** Furnished herewith.

Signatures

            In accordance with the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Plano, State of Texas, on December 3, 2013 .

Xtreme Oil & Gas, Inc.:

Date: December 3, 2013	By:	/s/ Nicholas P. DeVito
Name: Nicholas P. DeVito
Title: Chief Executive Officer