Form 10-Q/A
period 2013-03-31
Xtreme Oil & Gas, Inc.
filed 2013-12-09
CIK 1481218

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 20, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of March 31, 2013 and audited Consolidated Balance Sheets as of December 31, 2012, (ii) the unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the May 20, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Previously filed.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Plano, State of Texas.

Xtreme Oil & Gas, Inc.:

Date: December 9 , 2013	By:	/s/ Nicholas P. DeVito
Name: Nicholas P. DeVito
Title: Chief Executive Officer