Form 10-Q/A
period 2013-09-30
Xtreme Oil & Gas, Inc.
filed 2013-12-13
CIK 1481218

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on November 14, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of September 30, 2013 and audited Consolidated Balance Sheets as of December 31, 2012, (ii) the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the November 14, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

Xtreme Oil & Gas, Inc.:

Date: December 13 , 2013	By:	/s/ Nicholas P. DeVito
Name: Nicholas P. DeVito
Title: Chief Executive Officer