Form 10-K
period 2013-12-31
Massive Interactive, Inc.
filed 2014-04-15
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 000-53892

MASSIVE INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8295316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6th Floor, 10 Lower Thames Street London EC3R 6AF, United Kingdom

 (Address of principal executive offices)                (Zip Code)

Telephone: +442076365585

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity on June 30, 2013 held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock on that date, was $913,048 based upon the closing price ($0.60) multiplied by the 1,521,746 shares of the issuer’s Common Stock held by non-affiliates.

 As of April 15, 2014, there were 61,176,197 shares of common stock outstanding.

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this Annual Report on Form 10-K filed with the SEC (the “Form-10K”), which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

·	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes and changes in environmental regulation);
·	our ability to generate sufficient cash flow from operations or borrowings;
·	environmental risks;
·	competition;
·	management’s ability to execute our plans to meet our goals;
·	our ability to retain key members of senior management and key technical employees;
·	our ability to obtain goods and services;
·
general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that the economic recession and credit crisis in the United States will be prolonged, which could make it difficult to access financial markets; and

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

PART I

ITEM 1.	BUSINESS

Overview

Massive Interactive, Inc. (the “Company” or “Massive”) is a leading provider of innovative solutions for the management, delivery and streaming of Internet Protocol (IP)-based video and media assets. Our comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across various devices used by consumers including Games Consoles, Smart TV’s, Tablets, Smart Phones, Internet-Enabled Set Top Boxes and other devices. Our suite of products include, MDK, a cross-device software development solution, MUI, a cross devices suite of user interfaces, MSM, a powerful video content management and merchandising system (CMS), and MVP, a complete end-to-end managed video platform. We offer our solutions over the Internet as a subscription service model using a software-as-a-service (SaaS) or an on-demand model, and by installing our software onsite for clients as part of an enterprise licensing model. Our software address the unique needs found across different industry verticals, each with the shared aim of offering video to consumers across multiple devices. The verticals we address include Telecommunications, Media, Technology, Hospitality, Automotive, Travel & Leisure and Publishing. The Company has an average ‘Win’ ratio of 92%, reflecting how our solutions significantly enhance the way our clients monetize and manage their media assets by driving sales and drastically reducing the overall cost of ownership of enterprise-grade video management and merchandising.

In addition to our software business, we operate design services and technical services businesses. Our services work includes - creative interface design, branding strategies, strategic planning and technical/systems integration services. We currently provide our software solutions, professional and creative services internationally through our offices in New York, London, Prague and Sydney.

Corporate History

Xtreme Technologies, Inc. was incorporated in the state of Washington in 2003 with a focus on telecommunications technologies. By early 2006 that business ceased operations and had no assets, becoming a shell company at that time. In December 2006, Xtreme Technologies, Inc. acquired Emerald Energy Partners, LLC for 7,960,000 shares of Common Stock and changed its name to Xtreme Oil & Gas, Inc. (“Xtreme”) Immediately prior to its acquisition of Emerald Energy Partners, LLC, Xtreme Technologies, Inc. effected a one for 500 reverse stock split resulting in 185,516 shares outstanding.

The acquisition of Emerald Energy Partners, LLC was treated for accounting purposes as an acquisition of the Company by Emerald Energy Partners and a re-capitalization of the limited liability company. With the acquisition of Emerald Energy Partners LLC, Xtreme Oil & Gas began to acquire and to develop additional oil and gas properties.

On April 15, 2013, Xtreme entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to its Kansas, or Smokey Hills, prospect and all of its oil and gas properties in Oklahoma.  Under the agreement, Torchlight acquired most of Xtreme’s interest in the properties and assumed all liabilities for such properties for a total consideration of approximately $1.2 million.  In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., described below, the Company’s management decided to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, all activity related to Xtreme was reported as discontinued operations beginning with the financial results presented in our Annual Report on this form 10-k for the year ended December 31, 2013.  Further detail can be found within Note 4, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10K.

On November 7, 2013, Xtreme sold 55 shares of Series B Redeemable preferred stock and 55,000,000 of common stock to Southport Lane, LP, through its subsidiaries and Southport Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, respectively, in exchange for an aggregate of $5,500,000.

Southport Equity II now owns approximately 90% of the Company’s outstanding common stock and is the controlling shareholder of the Company.  Southport Equity II, LLC used its available cash as capitalized by its parent, Southport Lane, LP, to fund its purchase of the common stock.  There was no controlling party of the Company prior to this investment by Southport Equity II, LLC.

On November 15, 2013 Xtreme acquired all of the issued and outstanding capital stock of Massive Media Pty Ltd. (“Massive Media”) a proprietary limited company organized under the laws of New South Wales, Australia, from the shareholders of Massive in exchange for $4,167,190 pursuant to a stock purchase agreement dated October 17, 2013.  Of the proceeds, approximately $866,000 was to be paid to settle certain debts of Massive Media simultaneously as part of the acquisition; the remaining proceeds of $3.3 million was transferred at settlement for the stock.

On November 25, 2013 Xtreme changed its name to Massive Interactive, Inc.

ITEM 1.	BUSINESS - continued

Executive Summary of Ongoing Strategy

Our recent expansion and success can be attributed to a number of internal and external factors.

From an external point of view, since 2009, the market for the type of expertise and solutions that we provide has grown significantly. As broadband network capacity has increased, consumer electronics manufacturers have released scores of new connected devices to the market.  These developments have made it technically feasible for consumers to view subscription, transactional and advertising supported television and video content anywhere there is an internet connection or a 3G/4G phone connection.

Further, content distribution rights have evolved significantly during this period, with a trend away from exclusivity, which has allowed new entrants from outside the traditional cable and broadcast industry to offer premium on-demand TV and movie services at attractive prices. As a result, there is not only a frenzy of competition between the established cable TV and "triple-play" Multiple Service Operators (internet, phone, TV), but also a host of other more diverse players now offering competitive on-demand television and film services. These include the likes of distributors Netflix and Apple, content owners such as Sony and Disney as well as film studios, TV production companies, cinema chains, automotive (in-car entertainment) and hotel/hospitality companies.  This growth in our target market along with its associated requirements for highly specialized IPTV solutions - and a relative shortage of expert vendors in the category – is a significant contributor to our growth and future prospects.

Addressing an expanding market with readily deployable enterprise-grade technologies and specialist services and is our key business challenge. As a small specialist company founded in Australia, Massive's success at capturing large contracts with some of the largest telecommunication companies across the UK, Europe, Canada, the Middle East and Australia as well as major national broadcasters in these regions is the result of several contributors including:

Research and Development (“R&D”): A strong and ongoing R&D program based upon anticipating trends in the marketplace, developing new methodologies and approaches - testing them - and building them into products.

Product development: A rigorous software development program informed and led by market and industry standards, feedback from current clients  and future-focused in-house R&D.

Hiring: A commitment to hiring only the best computer engineers, designers and project managers in our industry.

No outsourcing: A strict policy that all client services and product development work remains in house during the entire process and is carried out by Massive staff from our own offices.

Quality, on-time delivery: A 17-year record of quality and on-time delivery of products and services to clients without litigation, damages or any other delay or penalty.

Word of mouth referrals: A portfolio of top-tier clients and other industry parties who recommend Massive to their peers around the world.

Cost controls:  A mature finance department that works closely with senior management to manage costs and preserve cashflow for product development and R&D.

As 90% of our products were still under development in 2013 and due to a larger focus to complete by December 2013, our revenue model consists of on-demand software subscription license fees, software usage fees, recurring license fees and professional services fees. As of December 31, 2013, our revenue is composed of 49% from Design Services, 50% for Technical Services and 1% in license and support fees. Having invested heavily in product development in 2012 and 2013, We are now at the point of capitalizing on these investments, and given the strength of our new product range we expect to grow license revenue including Services revenue. We also expect an increase in the overall proportion of license driven income. Recent project wins where product and services based proposals have been accepted by the client, have included Deutsche Telekom (MDK, MUI), Dendy Direct (MVP), Channel 7 (MSM, MISL, MDK, MUI) and Freeview Australia (MSM, MISL, MDK, MUI).

ITEM 1.	BUSINESS - continued

Our philosophy is to continue to invest in creating and extending core products, to drive long-term growth, to both better and more amply address the needs of our customers, and to engage what we believe to be a wider tier-two niche of customers who are ready to take their video content directly to consumers and who need to be able to manage their content across the entire process and who are not prepared to sell it through an aggregator.

Device Targets

At the beginning of fiscal 2013, we highlighted several priorities that we planned to focus on during the year. The following represents a summary of our progress made in these areas to date:

Tablet Computers: Tablet Computers are the leading growth area for the consumption of long-form video. Massive expanded the breadth of capabilities in its MDK solution to include the capability to bring MDK derived native applications for iOS and Android smartphones, allowing customers to bring existing SmartTV, Set Top Box and Games Console application cores to Tablets, saving our customers cost, widening the reach for their content and enabling new companion device, second screen and regular TVOD and SVOD experiences. This work will be completed in the first quarter of 2014 and will enable Massive to enter the increasingly important Tablet Application market and allow Massive to drive added value for existing MDK customers.

Smart Phones: Building on our work around MDK applications for the iOS and Android operating systems for Tablet Computers, we have been able to bring MDK applications to Smart Phones. We believe that Smart Phone applications form an essential piece of the long-form TV Everywhere Solution for many of our customers, especially in terms of companion device and second screen experiences.

Game Consoles: There is an increased focus on our ability to capture the age bracket normally associated with Games Consoles as a result of the concerted push form Game Console manufacturers to own the digital TV experience through powerful gaming and entertainment platforms. During 2013 we made an investment to ensure that the MDK productremained at the forefront of TV everywhere technology, and undertook development work to add the Sony PS3 and PS4 consoles as well as the  Microsoft Xbox One console.

Secure Video Encoding: In order to offer a vertically integrated solution that increases the value proposition for our customers and frees us from relying on expensive third party web-centric Online Video Platforms (OVPs), Massive has started work on a video encoding solution to meet with the needs of Multiple Service Operators (“MSO”) and Broadcast customers. Massive believes offering proprietary secure video encoding will lead to cost reduction for our clients and a new source of revenue for Massive. Secure Video Encoding is part of the MSM solution and offer’s studio-grade digital rights management (DRM) through our partnership with Google’s Widevine DRM business (Massive is certified Widevine Implementation Partner) and passed essential MPAA security audits in the first quarter of 2014.

Massive Products

MSM: Massive’s Multi-Service Storefront Manager’s (MSM) development was accelerated in 2013 as it is our belief that it’s flexibility of video and content management will allow us to make a significant improvement against our own, and more importantly versus the rest of the industry’s Video Content Management solutions. MSM has been successfully developed to the point where it will go-live with its first customer in the second quarter of 2014 and will continue to be subject to development for some years thereafter, as we extend the product to meet it’s long-term goals.

MUI: The market for TV Everywhere applications has recently entered a consolidation phase, with customers more interested in reducing capital outlay while widening device coverage, than in building bespoke solutions. In early 2013 Massive put forth a plan to introduce a set of off-the-shelf user interfaces, which customers could integrate to their server side services cheaply, rather than build applications from the ground up. These off-the-shelf interfaces are known as MUI. We have already seen significant customer acceptance, including a number of customers in development and/or preparing to launch across 2014.

MDK: The landscape for devices on which consumers engage with video is ever changing, and increasingly fragmented each year as more business try to ensure their place in the future of video entertainment by introducing their own hardware, creating a situation where software developers struggle to maintain application portability across devices. MDK is Massive’s product to address fragmentation in the consumer electronics space. A software component library for multi-platform media portal application development, a reusable modular MVC architecture for use across multiple platforms, a set of device and graphic management abstractions and a build workflow for rapidly bringing media portals to market across multiple devices, which pulls together all of the above. MVC simplifies and reduces capital and operational outlay to introduce bespoke applications to market, and evolve them in market.

MVP: As the market place for TV Everywhere applications already has, we believe the Server side to TV everywhere applications is about to a consolidation phase, where MSOs and Broadcaster move away from their “large corporate vendor” IPTV back ends for reasons of cost, a perceived lack of flexibility and a need to engage more dynamically with their users through a faster moving, solution where change can be more readily introduced. Massive has created MVP for this market. MVP is a SaaS model enterprise grade video platform that is fully vertically integrated, and hosted on Amazon AWS infrastructure and managed by Massive. MVP features all software for a complete video business, including CRM, analytics, CMS, encoding, recommendations, consumer user interface and more, pre-integrated ready for use, dramatically reducing the time to market technical risk and capital outlay associated with entering the online video market.

MISL: A hosted API an integration layer which provides essential server side logic and architecture to any video deployment.

Strategy, Opportunities, Challenges, and Risks

Today video content is consumed across more devices and on more applications than ever before. Similarly, content is offered by a greater and more diverse number of businesses as the continued disruption of the video rental, television broadcast, and cable TV industries continues, driven by the opportunities for new consumption methods and experiences created by the Internet and the increasing capabilities of interactive devices, capable of secure high resolution video playback. As such, Massive’s licensing and services markets are characterized by rapid technological changes, new product introductions, changing video consumer and licensee demands and evolving industry standards that present a high risk of obsolescence. These changes also present us with opportunities to provide richer user experiences, to engage consumers through new and emerging delivery channels, and to drive licensee satisfaction through the vertical integration of our end-to-end video solution, Massivision.

ITEM 1.	BUSINESS - continued

License Revenue Sectors

Content creators and distributors are increasingly focused on delivering content across a multitude of platforms and devices with varying bandwidth and performance capabilities, including PCs, connected TVs, set-top boxes, gaming consoles, connected Blu-ray Disc players, and various mobile devices. We believe this challenge provides opportunities whereby we can provide solutions to optimize the end user experience online and across portable devices to help drive content sales. Massive’s product suite offers solutions into various markets with demand for off-the-shelf, proven and manageable technologies.

With our continued product evolution, Massive is focused on expanding the breadth of licensing opportunities with existing clients, and offer a wider and more attractive portfolio to new clients. It is our belief that our vertically integrated solution will drive product uptake in new licensees, affording Massive the opportunity to earn a growing percentage of sales from a stable revenue base.

Markets

Telco/MSO Market

In our Telecommunication (“Telco”)/MSO market we derive the majority of our revenue from licenses, with key licensee’s including British Telecom and Telstra, the premier Telco in the UK and Australia, two of Massive’s key markets. The rich integration capabilities and flexibility of our Video Content Management solutions are critical to meeting the demands by Telco’s to sell transactional and subscription video packages. As Massive gains further traction in this market and invests in the growth of its international sales organizations, we expect to grow our Telco sector as the cost benefits associated with the Massivision Suite meet the requirements of cost conscious Telcos who expect increased ROI on their video investments, as the online pay TV market starts to mature.

Broadcast Market

The broadcast market is increasingly important for Massive. Massive’s products are becoming increasingly relevant to Broadcasters, as they start to offer time shifting catch-up TV services which must mimic broadcast technology, and be on every device and not just on selected high-end Smart TVs. Further, broadcasters are putting strategies in place to ensure their ongoing relevance and advertising revenue in a non-linear TV reality, where statistics show a fall in engagement with broadcast TV, as younger consumers shift to consuming content on non-DTT broadcast devices, such as games consoles and tablets. To this end in 2013 Massive won a number of key broadcast projects in Australia, adding to keystone accounts such as Channel Five in the UK, that will underwrite Massive’s credibility in the area, drive license revenue and pave the way to further global licensing opportunities in this vertical.

Content Owner Market

The Content Owner market is a new market, which Massive believes will be a large growth area in the mid to long term. We believe this market, where content owners will go direct to consumer over the Internet rather than through a middleman broadcaster or content aggregator will present an opportunity for our Massivision Managed Video Platform (MVP) solution to help client extract higher licensing revenue in exchange for a greatly reduced Capital Expenditure cost for MVP licensees, and better position Massive to capture and lead this new market. Massivision’s MVP offers extended licensing opportunities beyond regular licensing, including hosting, and CDN charges.

Hospitality Market

The Hospitality market is a new market for Massive, and is a market we feel is ready for disruption. The Hospitality market is today dominated by solutions from incumbent vendors, which have lacked investment, and fall prey to new web-based technologies, like those offered by Massive. From discussions with existing vendors and with Hospitality groups, Massive sees two opportunities for growth in this sector:

Helping technology vendors meet the new Apple-driven expectation for usability and high quality and engaging interaction. Existing hotel technology vendors recreate their existing systems based around the Massivision Platform, enabling them to lower their operational costs, increase the devices they can reach, and sell more video through enhanced recommendations and content management.

Working directly with hotel chains to create integrated and customer centric entertainment, booking, and hotel-information systems to help them strengthen their customer relationships, add visibility to their identity and breakaway from older, homogenized entertainment to maximize in room entertainment revenue. Most importantly, hotels are now looking to move their experience to Mobile and Tablet devices to allow for a longer relationship between hotel guest and brand that goes beyond their stay. The Massivision Platform is well placed to address these needs through the Massivision suite, offering in room Video purchasing and the opportunity to extend the viewing window beyond a guest’s stay and delivering content over the internet using recommendation systems to upsell further hotel stays and content viewing.

ITEM 1.	BUSINESS - continued

Airline Market

The airline in-flight entertainment market is currently a very dynamic sector of the market as long-haul, high-value carriers compete to differentiate themselves. Airlines understand that one of the key differentiators is the perception passengers have of the airline brand through the quality of the in-flight entertainment experience, making this part of the travel experience an area of focus and high investment for airline management teams. Massive already has a successful design-only practice around in-flight-entertainment experiences.  As airlines become keen to own the customer mindshare for longer periods of time, demand is growing to offer their entertainment pre and post-flight through tablet and mobile devices. This move is additionally driven by new technology, such as in flight Wi-Fi and the ability to sell in-flight internet access, and the desire to lower the cost and/or weight of their aircraft by not fitting in-flight-entertainment systems and instead relying on consumers bringing their own device. Massive is well placed to capitalize on these trends through its Massivision product suite. MDK offers a unique platform for Mobile and Tablet application development, driving during-flight and post-flight opportunities to merchandise content and surface content to passengers before they board. This is a new revenue vertical for Massive and where Massive is well positioned for success as we move to take our technology and experience from other verticals to the airline market.

Automotive Market

The automotive market is an emerging market where rich interaction experiences are only now becoming possible thanks to advances in technology, such as manufacturers providing open access to engine informatics, control over infotainment components, access to connectivity and large in-dash consoles for applications to run on. Massive has a two-fold opportunity here, firstly to lead the conceptualization of interactions that work in the automotive space and secondly to capitalize on MDK to provide a scalable development platform to enable developers to bring applications to vehicles.

Partnership Market

We believe many opportunities exist within the area defined by partnerships, where content can be offered through non-traditional ways. In this sector, Partner businesses would license the Massivision MVP solution, and use their paths to consumers to drive sales of Video, or use Video as a build-on around their existing product. Examples of this could be Magazines coming with a key to enable a movie online movie club, or an airline bundling a streaming movie with premium tickets.

Professional Services and Other Revenue

Professional services and other revenue consist of services such as implementation, software customizations and project management for customers who require customized builds. These arrangements are typically priced on a fixed fee basis with a portion due upon contract signing and the remainder due when the related services have been completed.

Growth Strategy

Massive is committed to providing the highest quality experience and business advantage to its customers through its innovative software and services. The company’s business strategy is predicated upon its unique ability to design and develop its own operating technologies and services to provide its customers new products and solutions with superior operability, efficient integration, and impeccable execution.

Because Massive has demonstrated its products and services to be of top-tier enterprise quality as evidenced through substantial contracts with 'number one' national telecoms, cable TV operators and broadcasters across four continents, the company possesses a realistic and qualified opportunity to become an industry leader in the TV Everywhere category and to achieve significant market penetration globally.

The company believes ongoing investment in R&D is critical to the development and sale of innovative services and technologies. As part of its strategy, the company continues to expand its technology platform for the management and delivery of film, TV and video based entertainment content and applications. Growing a technology business requires a careful balance of these R&D and product development programs working in tandem with market intelligence and development, strong technical sales and a capable expert production force that can rapidly expand with the demand to deliver to an ever-increasing client base.

Key elements of Massive's growth strategy to acquire new customers and grow revenue include: continuing to innovate as technologists and designers, building our brand globally via PR and marketing, increasing the size of our sales force and expanding our geographic presence into all relevant markets where entertainment providers seek new and better ways to commercialize their content.

      While we expect strong growth in the markets for our products and services for the foreseeable future, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all.

Recent Events

On March 26, 2014, we entered into a binding letter of intent with our Chief Executive Officer, Ronald Downey, to acquire Wunderkind Group Pty Ltd. (“Wunderkind”).  Mr. Downey is the majority shareholder of Wunderkind.

Under the terms of the Letter of Intent, we intend to purchase, directly or through a subsidiary, all the outstanding shares of Wunderkind in exchange for a convertible promissory note issued by the Company.

ITEM 1.	BUSINESS - continued

The principal amount of the promissory note will be $5.5 million and it will be convertible into 45% of the total shares of common stock issued and outstanding of the Company on a fully diluted post-transaction basis. We shall have until April 26, 2014, to complete financial, legal and business due diligence of Wunderkind and the Letter of Intent shall not be enforceable upon the discovery of any material non-disclosed information or event during our due diligence of Wunderkind.  The closing of the transaction contemplated by the letter of intent is conditioned upon the approval and consent of our majority shareholder, Southport Lane Management, LLC, our board of directors, and Wunderkind’s board of directors, respectively.  The closing is also subject to us obtaining a satisfactory fairness opinion with regard to transaction.

Industry and Economic Factors

Our industry’s growth is driven by the ongoing proliferation of connected devices, enhanced broadband connectivity and changing consumer behavior. The industry is evolving from traditional broadcast television to multi-screen over-the-top, or (“OTT”), and multi-platform premium video-on-demand solutions.

Today, there is broad and growing industry demand for a platform technology to support video experiences on browsers, smartphones, tablets, smart TVs and other connected devices. Broadband connectivity is expanding and there is an ongoing shift in consumer behavior to on-demand and mobile premium content, as well as social media.

Competition

We compete with other similar technology and software providers such as Brightcove, Ooyala, Espial, Accedo, Cisco, Erickson and others, as well as video-sharing and on-line video platform sites such as YouTube, in-house solutions, media processing services and certain niche technology providers. Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger sales & marketing budgets, as well as greater financial, geographical presence, technical and other resources. The market for video and media content distribution solutions is fragmented, rapidly evolving and highly competitive.

The mix of factors relevant in any given situation varies with regard to each prospective customer. We believe we compete favorably with respect to all of these factors with a ‘win’ rate of 92% for every pitch we compete in.

Some of our competitors have made or may make acquisitions or enter into partnerships or other strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. We expect these trends to continue as organizations attempt to strengthen or maintain their market positions.

Research and Development

Over many years, our R&D efforts have been based on rigorous horizon analysis which assists us in predicting growth or change in trends such as global high-speed network capacity, connected device evolution, content rights issues and consumer/viewer behaviours. This research helps us anticipate what the future offerings of entertainment service providers might be and to better predict what the associated demands of their consumer users and viewers will be. This constant focus on two to five years into the future has enabled Massive to deliver new IPTV platform software solutions that meet the current, state-of-the-art, needs of our clients with new solutions, and inform our product development teams as they can more accurately adjust the functionality and scalability of our existing technologies. As well as bringing new technologies to market to meet our clients evolving needs, we are required to support continually changing technical requirements such as new operating systems or new internet connected devices. Our ability to provide this ongoing expertise and support based upon a strong R&D program plays an important part in our ability to maintain our competitive advantage.

Through Massive's established work delivering online TV and video software solutions and services to our tier one broadcast and telecommunications clients, we have determined that the TV, film, broadcast and home entertainment industries, a marketplace  traditionally dominated by a few key players, was moving into a disruptive phase driven by improvements in the cost and availability of key enabling technologies and change in consumer behaviour. In this disruptive phase we anticipate a large wave of new entrants into the market, operating independently of traditional business in the space, leveraging the internet as a distribution channel for subscription, transactional and advertising-supported video content.

Capitalising on this industry transition, over the last four years Massive has undertaken a phase of R&D to deliver key technologies for new entrants and established business, to increase the flexibility with which content can be monetised over the internet, and simultaneously reduce the time, cost and complexity of bringing a complete TV Everywhere strategy to market; meeting the need of our clients for speed to market and increased ROI on their Video assets and technology spend. Looking forward, Massive maintains a multi-year roadmap to further drive our strategy of using vertical integration and increased cross system functionality to drive video consumption and offer new opportunities for monetisation, whilst closely monitoring our industry globally to continually refine our new product introduction strategy.

ITEM 1.	BUSINESS - continued

We conduct our research and development activities at a number of locations, including Australia and the United Kingdom. There were no research and development expenses included in our consolidated statements of operations for the years ended December 31, 2013 and 2012.  We capitalized $149,293 and $0 in development costs for the year ended 2013 and 2012, respectively.

Over the long term, we believe that research and development expenses, as a percentage of revenue, will increase, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our technology must support, such as new operating systems or new Internet-connected devices.

Technology and Intellectual Property

While historically we have not focused on the development of patents and have successfully relied upon use precedent, the continued evolution of the company, our market segments and industry-wide trends in patent portfolio strategy has resulted in us giving greater emphasis to the development of an intellectual property portfolio in recent periods. In the coming year we will work towards deeper research driven development, which we are confident will generate patentable material, and will underpin our long term technical strategy of providing products which simplify and reduce the cost of operating video services. In addition, we rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, to safeguard our software and technology.

Governmental Regulation

We are subject to risks associated with governmental regulation and legal uncertainties. Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Many laws and regulations relating to internet use and data storage, however, are pending and may be adopted in to greater or lesser extents within the global territories in which we operate. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), caching of content by server products and the convergence of traditional communication services with Internet communications, including the future availability and pricing of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions, and are likely to be implemented in differing ways across differing geopolitical regions, with varying levels of success driven by relative levels awareness of technology issues of legislators, or other political agendas, and may affect the growth, price or availability of the internet, and specifically it’s ability to deliver internet driven content to a wide population. The implementation of any laws may have a detrimental impact to our business, meaning that our customers cannot work with us to achieve the scale required at a viable price point to use our products and services thus harming our business in such areas. Our products and services may, if they fall out with permitted activities for internet products in any future laws become subject to investigation and regulation by data protection or legislative authorities in the areas in which we operate, which could lead to additional costs for us driven by compliance.

Employees

As of December 31, 2013, the Company had 75 employees, of which 40 employees worked in our technology division on product research, development and technical services, and 24 employees worked in our UX and UI design division. None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relationship with our employees to be in good standing.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this Interim Report on Form 8-K. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks related to our business

Our business is substantially dependent upon the continued growth of the market for on-demand software solutions.

We expect to continue to derive a substantial  portion of our revenue from the sale of our Massivision product suite, technical and design services. As a result, widespread acceptance and use of the products plus services business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically install and operate the applications on their hardware. As we move to offering on-demand hosted products we may be exposed to risk, as companies are occasionally predisposed to maintaining control of their information technology, or IT, systems and infrastructure, thus there may be resistance to the concept of accessing software as a service provided by a third party. In addition, the market for on-demand software solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their technology needs. As a result, we may be forced to reduce the prices we charge for our products and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If the market for on-demand software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our products, our revenue, gross margin and other operating results could be materially adversely affected.

ITEM 1A.	RISK FACTORS - continued

The success of our business depends on our licensees adequately marketing their online video services.

Although we place minimum purchase flag fall charges in each license agreement for MVP which cover our raw costs on a licensee by licensee basis our revenue and results of operations may be adversely affected if licenses fail to market their online video services adequately and ultimately fail to create the adequate content views.

Our business model depends on the continuation of certain media viewing device consumer habits.

Today the fragmentation of devices is advantageous to the Massivision product strategy. In an unlikely scenario viewing habits could change to converge upon a single device, for example the Tablet Computer, thus reducing the need for a multi-device development solution such as MDK. It should be noted that this would not affect other products, such as MUI or MSM. Such a change in viewing habits could adversely affect our revenue and results of operations.

If other market participants in the on-demand software market create secure viewing solutions similar to those of the Company, we may be negatively impacted.

Our market is today defined by creating tools and technologies to enable licensees to securely manage and offer their view from a “closed garden” of their own content, carrying their unique brand elements and offers. Should a viable business emerge that carried a brand of its own and which provided tools to manage and offer content through its own portal and applications and that  content owners felt comfortable with, our approach to the market could become compromised, which could adversely affect our revenue and results of operations.

A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue.

Although we always have agreements with these licensees or customers, these agreements may not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Because many of our markets are rapidly evolving, customer demand for our technologies and products can shift quickly.  If we lose business generated from such licensees, it could adversely affect our revenue and results of operations.

Weakness in general economic conditions may suppress consumer demand in our markets.

Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, televisions, set-top boxes, Blu-ray Disc players, video game consoles, audio/video receivers, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations, resulting in a higher level of write-offs. Economic conditions may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies, which could adversely affect our revenue and results of operations.

Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets.

Building greater awareness around the Massivision brand is vital to expanding our products and services business geographically, as well as our ability to enter the new markets we are pursuing for our products, including our recently released Massivision Managed Video Platform (MVP) which is targeted at mid-sized video service providers. Our continued success relies on our reputation for providing high quality enterprise technologies, products, and services to tier one entertainment providers around the world. If we fail to promote and maintain the Massive Interactive brand successfully our business growth may slow. Further, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter new markets successfully, and to provide high quality products and services in these new markets. If we are unable to maintain and strengthen our brand, our business and our operating results could be negatively impacted.

ITEM 1A.	RISK FACTORS - continued

The future growth of our licensing revenue will depend upon our success in new and existing markets and we may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products for such markets on a timely basis,

The future growth of our licensing revenue will depend upon our success in new and existing markets, such as Telco, broadcast, in-flight, automotive direct to consumer, for our technologies.

Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address the needs of the market in a timely manner. The development of enhanced and new technologies and products is a complex, uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis.

Our future growth will depend, in part, upon our expansion into areas beyond our core Telco and broadcaster markets.

Our future growth will depend, in part, upon our expansion into areas beyond our core Telco and broadcaster markets. In addition to our core initiatives, we are exploring other areas that facilitate delivery of digital entertainment, such as video solutions for the hospitality, automotive and healthcare markets. In order to be successful in these markets, we will need to cultivate new industry relationships to bring our products, services, and technologies to market. Complications in one or more of these markets could limit our ability to successfully execute on our growth strategy.

Our competitors may have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Consumers may perceive the quality of the application user experience or feature set produced by some of our competitors’ technologies to be equivalent or superior to the application user experience or feature set experience produced by our technologies. Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. While many of our competitors  are able to raise capital, add contract margins to gain market share and outsource much of their non-strategic, they may also be able to offer integrated system solutions in markets for entertainment technologies on a royalty-free basis or at a lower price point than we are able to given our operational structure and tservices, including audio, video, and other technologies, which could potentially make our services and technologies less compelling to the market, which could harm our operating results and stock price.

In addition. markets for the application development and video platforms in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into new online video brands from our licensees, as they move to offer online content on a wide set of devices, such as tablets, smartphones, SmartTVs,. As licensees move the online video products from the emerging market to consolidation phase they learn more about their operating costs, and are pushed for increased profitability, which can result in downward pressure on the licensing fees we charge and would also adversely affect our revenues..

We may not be able to continue working as a services provider as well as a products vendor, which is critically important for insight into our licensees’ roadmaps and future needs.

We believe that the success we have had licensing our technologies to system licensees is due to the valuable insight we have from working as a services provider as well as a products vendor, gaining insight into a wide variety of our licensees roadmaps and ensuring that we have the technology to meet their needs. Should the business become unable to continue to gain this long-range foresight we may experience reduced competitiveness, our revenue and results of operations will be adversely affected, and it is critically important that our staff is viewed as trusted advisors as well as vendors.

ITEM 1A.	RISK FACTORS - continued

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide a competitive compensation package, including cash and equity compensation. Our equity awards include stock options and restricted stock units, and the future value of these awards is uncertain, and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards as a valuable benefit. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

Establishing and maintaining relationships with a broad range of entertainment industry participants is important to maintain and to expand our business, and failure to do so could harm our business prospects. To be successful, we must maintain and grow our relationships with a broad range of entertainment industry participants, including:

•	Content creators, such as film directors, studios, music producers and mobile and online content producers;
•	Technology vendors, such as advertising platforms, DRM solution vendors, CRM vendors and the open source community; and
•	Device manufacturers.

Relationships have historically played an important role in the entertainment markets that we serve. If we fail to maintain and strengthen these relationships, these entertainment industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies, and our business and prospects could be materially adversely affected.

Potential future strategic transaction, including acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our core audio business and expand our business beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisition or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefits of our acquisitions may not materialize.

We face various risks in integrating acquired businesses, including:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;

•	Cultural and logistical challenges associated with integrating employees from acquired businesses into our organization;

•	Retaining employees, suppliers and customers from businesses we acquire;

•
The need to implement or improve internal controls, procedures, and policies appropriate for a public company at businesses that prior to the acquisition may have lacked effective controls, procedures, and policies;

•	Possible write-offs or impairment charges resulting from acquisitions;

•	Unanticipated or unknown liabilities relating to acquired businesses; and

•	The need to integrate acquired businesses’ accounting, management information, manufacturing, human resources, and other administrative systems to permit effective management.

The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

ITEM 1A.	RISK FACTORS - continued

Our operating results may fluctuate from quarter to quarter, which could make them difficult to predict.

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. Our operating results depend on numerous factors, many of which are outside of our control. In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	our ability to retain existing customers and attract new customers;
•	the mix of annual and monthly customers at any given time;
•	the timing and amount of costs of new and existing marketing and advertising efforts;
•	the timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
•	the cost and timing of the development and introduction of new product and service offerings by us or our competitors;

Our long-term success depends, in part, on our ability to expand the sales of our products to customers globally, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices and have sales personnel in Australia, France, United States, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. These risks include:

•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;
•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	difficulties in managing systems integrators and technology partners;
•	differing technology standards;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations and differing employer/employee relationships;
•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue;
•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;
•	uncertain political and economic climates; and
•	reduced or varied protection for intellectual property rights in some countries.

These factors may cause our costs of doing business in these geographies to exceed our comparable domestic costs. Operating in international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.

We must keep up with rapid technological change to remain competitive in a rapidly evolving industry.

The online video platform market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our services and products to evolving industry standards and to improve the performance and reliability of our services and products. To achieve market acceptance for our products, we must effectively anticipate and offer products that meet changing customer demands in a timely manner. Customers may require features and functionality that our current products do not have. If we fail to develop products that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our products will be harmed.

We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing offerings could render our existing or future products obsolete.

If we are unable to successfully develop or acquire new features and functionality, enhance our existing products to anticipate and meet customer requirements or sell our products into new markets, our revenue and results of operations will be adversely affected.

If we are unable to retain our existing customers, our revenue and results of operations will be adversely affected.

We sell our products pursuant to agreements that are generally for monthly, quarterly or annual terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rate decreases, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

ITEM 1A.	RISK FACTORS - continued

We depend on the experience and expertise of our executive officers, senior management team and key technical employees, and the loss of any key employee could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued service of our executive officers, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Each of our executive officers, senior management team, key technical personnel and other employees could terminate his or her relationship with us at any time. In addition, because of the nature of our business, the loss of any significant number of our existing engineering, project management and sales personnel could have an adverse effect on our business, financial condition and results of operations.

Our business and operations have experienced rapid growth and organizational change in recent periods, which has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our growth effectively and successfully recruit additional highly-qualified employees, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 50 as of December 31, 2012, to 80 as of December 31, 2013. Our headcount and operations have grown, both domestically and internationally, since our inception. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion. Our success will depend in part upon the ability of our senior management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, design, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, to manage the expected continued growth of our headcount, operations and geographic expansion, we will need to continue to improve our information technology infrastructure, operational, financial and management systems and procedures. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition or results of operations.

Our business growth objectives may be impeded by delays in new product and service introduction and innovation.

Massive, like all companies operating within the technology domain, face technology risks, driven by reliance on third party vendors, changes in industry approaches, new market entrants, new devices and platforms, new standards and the falling price of technology leading to new commercial strategies. These risks may be within our control and may be beyond our control and may negatively affect our ability to introduce products to market in line with the timescales in which we account for them in our strategy and projections, leading to costs in our technology, marketing and sales operations and leading to unsuccessful launches of new technology through it missing a time to market, functionality or cost objective. Delays or failings in any of these matters could hinder or prevent the achievement of our growth objectives and hurt our business.

Our business performance could be negatively affected by technology infrastructure

Our success as a business depends, in some part, on our ability to provide a consistently high-quality digital experience to our business to business customers end consumers via our relationships with infrastructure providers for the distribution and delivery of online media generally. By policy we do not operate any physical infrastructure at all, as such we are entirely reliant on third party infrastructure, which our products and services operate upon. There is no guarantee that our relationships and infrastructure will not experience problems or other performance issues. Any issues could seriously impair the quality and reliability of our delivery of digital media to end users. Issues associated with our hosting partners are out with our control, as such we have chosen industry leading partners only, to partner with, to give us some confidence in infrastructure availability. Unavailability of infrastructure may lead to costs to the business driven by our failing to meet our obligations to our customers, which may lead to damage of our reputation and may impact on our future ability to sell our products. Further should the needs of our customers dramatically change, or the industry change to put greatly increased demands on infrastructure, we may not be able to scale our infrastructure and technology architecture to meet those or other demands. In this situation our business may incur costs as we build new systems to meet with any increased demands during which time we may experience problems selling our technology.

ITEM 1A.	RISK FACTORS - continued

We face significant competition and may be unsuccessful against current and future competitors. If we do not compete effectively, our operating results and future growth could be harmed.

We compete with other online video platforms and media processing services, as well as larger companies that offer multiple services, including those that may be used as substitute services for our products. Competition is already intense in these markets and, with the introduction of new technologies and market entrants, we expect competition to further intensify in the future. In addition, some of our competitors may make acquisitions, be acquired, or enter into strategic relationships to offer a more comprehensive service than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

Demand for our services can be sensitive to price. Many factors, including our technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. There can be no assurance that we will not be forced to engage in price-cutting initiatives, or to increase other expenses to attract and retain customers in response to competitive pressures, either of which could have a material adverse effect on our revenue, operating results and resources.

We will likely encounter significant, growing competition in our business from many sources, including portals and digital media retailers, search engines, social networking and consumer-sharing services companies, broadband media distribution platforms, technology suppliers, direct broadcast satellite television service companies and digital and traditional cable systems. Many of our present and likely future competitors have substantially greater financial, marketing, technological and other resources than we do. Some of these companies may even choose to offer services competitive with ours at no cost as a strategy to attract or retain customers of their other services. If we are unable to compete successfully with traditional and other emerging providers of competing services, our business, financial condition and results of operations could be adversely affected.

We rely on software licensed from other parties. The loss of software from third parties could increase our costs and limit the features available in our products and services.

Components of our product offerings include various types of software licensed from unaffiliated parties. For example, some of our products incorporate software licensed from Amazon, Microsoft and Google. If any of the software we license from others or functional equivalents thereof were either no longer available to us or no longer offered on commercially reasonable terms, we would be required to either redesign our services and products to function with software or services available from other parties or develop these components ourselves. In either case, the transition to a new service provider or an internally-developed solution could result in increased costs and could result in delays in our product launches and the release of new service and product offerings. Furthermore, we might be forced to temporarily limit the features available in our current or future products. If we fail to maintain or renegotiate any of these software or service licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents.

If our software products contain serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle claims.

Complex software applications such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our customers, our current and future products may contain serious defects, which could result in lost revenue, lost customers, slower growth or a delay in market acceptance.

Since our customers use our products for critical business applications, such as online video, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

Unauthorized disclosure of data or unauthorized access to our service could adversely affect our business.

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, personal data and customer content, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures, or those of our partners or service providers, are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to confidential information, personal data or customer content, our reputation will be damaged, our business may suffer or we could incur significant liability.

ITEM 1A.	RISK FACTORS - continued

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy or unauthorized disclosure of information could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a security breach occurs with respect to another software as a service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

We use a limited number of data centers and cloud computing services facilities to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve all of our customers from three third-party data center facilities located in the United States and from a limited number of cloud computing services facilities. While we control the actual computer and storage systems upon which our platform runs, and deploy them to the data center facilities, we do not control the operation of these facilities.

The owners of these facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Any changes in third-party service levels at these facilities or any errors, defects, disruptions or other performance problems at or related to these facilities that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

These facilities are vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, or a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Our business may be adversely affected by third-party claims, including by governmental bodies, regarding the content and advertising distributed through our service.

We rely on our customers to secure the rights to redistribute content over the Internet, and we do not screen the content that is distributed through our service. There is no assurance that our customers have licensed all rights necessary for distribution, including Internet distribution. Other parties may claim certain rights in the content of our customers.

In the event that our customers do not have the necessary distribution rights related to content, we may be required to cease distributing such content, or we may be subject to lawsuits and claims of damages for infringement of such rights. If these claims arise with frequency, the likelihood of our business being adversely affected would rise significantly. In some cases, we may have rights to indemnification or claims against our customers if they do not have appropriate distribution rights related to specific content items, however there is no assurance that we would be successful in any such claim.

We operate an “open” publishing platform and do not screen the content that is distributed through our service. Content may be distributed through our platform that is illegal or unlawful under international, federal, state or local laws or the laws of other countries. We may face lawsuits, claims or even criminal charges for such distribution, and we may be subject to civil, regulatory or criminal sanctions and damages for such distribution. Any such claims or investigations could adversely affect our business, financial condition and results of operations.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

Alternative technology to permit us to continue offering, and our customers to continue using, our affected product or service. In addition, we may be required to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us. An adverse determination could also prevent us from offering our products or services to others. Infringement claims asserted against us may have an adverse effect on our business, financial condition and results of operations.

Our agreements with customers often include contractual obligations to indemnify them against claims that our products infringe the intellectual property rights of third parties. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may force us to do one or more of the following:

•	cease selling or using products or services that incorporate the challenged intellectual property;

ITEM 1A.	RISK FACTORS - continued

•	make substantial payments for costs or damages;
•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•	redesign those products or services to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality agreements with our employees, licensees, independent contractors, advisers and customers. These agreements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert trade secret rights against such parties. To the extent that our employees and others with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technology licensed by us incorporates “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Australian dollars, British pound sterling, Euros, and may, in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in British pound sterling and Australian dollars and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We may be required to collect sales and use taxes on the services we sell in additional jurisdictions in the future, which may decrease sales, and we may be subject to liability for sales and use taxes and related interest and penalties on prior sales.

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales and use taxes to our subscription services in various jurisdictions is unclear. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we presently believe sales and use taxes are not due. We reserve estimated sales and use taxes in our financial statements but we cannot be certain that we have made sufficient reserves to cover all taxes that might be assessed.  If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to being required to collect sales or similar taxes in respect of our services going forward. Liability for past taxes may also include substantial interest and penalty charges. Our client contracts typically provide that our clients must pay all applicable sales and similar taxes. Nevertheless, clients may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes or we may determine that it would not be feasible to seek reimbursement. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients do not reimburse us for all or a portion of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

ITEM 1A.	RISK FACTORS - continued

Government and industry regulation of the Internet is evolving and could directly restrict our business or indirectly affect our business by limiting the growth of our markets. Unfavorable changes in government regulation or our failure to comply with regulations could harm our business and operating results.

Federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content, and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Our products enable our customers to collect, manage and store a wide range of data. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services. The Telecommunications Act of 1996 and the European Union Data Protection Directive along with other similar laws and regulations prohibit certain types of information and content from being transmitted over the Internet. The scope of this prohibition and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the Internet, demand for our products could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by research and reports that industry or security analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase our common stock.

We may be unable to meet our future capital requirements, which could limit our ability to grow.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated working capital and capital expenditure needs over at least the next 12 months. We may, however, need, or could elect to seek, additional funding at any time. To the extent that existing resources are insufficient to fund our business operations, our future activities for the expansion of our service and our product offerings, developing and sustaining our relationships and infrastructure for the distribution and delivery of digital media online, marketing, and supporting our office facilities, we may need to raise additional funds through equity or debt financing. Additional funds may not be available on terms favorable to us or our stockholders. Furthermore, if we issue equity securities, our stockholders may experience additional dilution or the new equity securities may have rights, preferences and privileges senior to those of our existing classes of stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

ITEM 1A.	RISK FACTORS - continued

Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact investor confidence in our company and, as a result, the value of our common stock.

We will need to evaluate our internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act for 2013, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting starting with our annual report for 2013. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management, as well as our independent registered public accounting firm’s attestation report on our internal control over financial reporting. We have begun the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and bylaws, as well as provisions of Nevada law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and bylaws, and Nevada law, contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend, and other rights superior to our common stock;
•	limiting the liability of directors and officers; and
•	limiting the filling of vacancies or newly created seats on the board to our board of directors then in office.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Nevada corporation, we also may become subject to the provisions Nevada Revised Statutes Sections 78.378 through 78.3793, which prohibit an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the stockholders of the issuer corporation. The first such threshold is the acquisition of at least one-fifth, but less than one-third of the outstanding voting power of the issuer. We may become subject to the above referenced Statutes if we have 200 or more stockholders of record, at least 100 of whom are residents of the State of Nevada, and do business in the State of Nevada directly or through an affiliated corporation.

As a Nevada corporation, we are subject to the provisions of Nevada Revised Statutes Sections 78.411 through 78.444, which prohibit an “interested stockholder” from entering into a combination with the corporation, unless certain conditions are met. An “interested stockholder” is a person who, together with affiliates and associates, beneficially owns (or within the prior two years did own) 10 percent or more of the corporation’s voting stock.

Any provision of our amended and restated articles of incorporation, our bylaws or Nevada law that has the effect of delaying or deterring a change in control of our Company could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Oil and Natural Gas Projects

In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results presented in our Annual Report on this form 10-K for the year ended December 31, 2013.  Further detail can be found within Note 4, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10-K.

Other Property

Our corporate headquarters are located in London, United Kingdom. We lease 2,872 square feet pursuant to a lease that terminates January 1, 2018. We have sales and marketing offices in New York, New York.  Our offices in London, United Kingdom, Prague, and Sydney, Australia are used for sales and marketing as well as research and development. We believe our facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC BB under the symbol “HUGE”.  The following table sets forth, for the respective periods indicated, the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	Low Close ($)	High Close ($)

March 31, 2013	1.12	4.00
June 30, 2013	0.50	1.45
September 30, 2013	0.15	1.00
December 31, 2013	0.10	0.78

March 31, 2012	18.00	30.00
June 30, 2012	16.00	30.00
September 30, 2012	10.00	19.50
December 31, 2012	2.00	11.00

On March 31, 2014 there were 176 holders of record of our common stock listed by our transfer agent.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

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

Common Stock Issued

For the year ended December 31, 2013, we issued 22,986 restricted shares of our common stock to consultants valued at $25,556.

On November 7, 2013, Xtreme issued 55,000,000 shares of our common stock to Southport Lane Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, in exchange for consideration of $55,000.

Shares of Series A and B Stock Issued

On May 7, 2013 Xtreme issued a total of 3,694,000 shares of our preferred stock to the then current CFO, CEO, COO, Corporate Secretary, and three un-related third parties, in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals. The amount of shares issued to the CEO, COO, CFO, and Corporate Secretary were 1,250,000; 1,500,000; 400,000; and 84,000 shares, respectively, valued at $1,649,340.  On August 17, 2013, the shares of preferred stock were converted into 3,694,000 shares of common stock.

In addition, on November 7, 2013, Xtreme issued 55 shares of Preferred B shares to Southport Lane, LP, through its subsidiaries, for consideration of $5,445,000.  The Preferred Stock accrues an annual dividend of $6,750 per share.  The Preferred Stock is redeemable by the Company at any time prior to November 16, 2016.  Southport Lane Equity II, LLC may convert the Preferred Stock following the 3rd anniversary of the date of issuance.  The Preferred Stock is convertible at $.0144, 120% of the closing bid price of the Company’s common stock on November 1, 2013.

Equity Compensation Plans

The Company currently has no equity compensation plans currently in place.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2013 and 2012 and for each of the years ended December 31, 2013 and 2012 included in Item 8 of this Annual Report on Form 10-K.

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

Results of Operations

The following paragraphs set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. Our results are comprised of the results of operation of Massive Media from the time of acquisition, November 15, 2013, through December 31, 2013. As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, we reported all activity related to Xtreme operations as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 4, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10-K.

For the Year Ended December 31, 2013 compared to 2012

Revenues

For the year ended December 31, 2013, revenues were $1,265,248 compared to revenues of $0 for year ending December 31, 2012. Our revenue is comprised of the revenue recognized by Massive Media from the time of acquisition, November 15, 2013, through December 31, 2013. As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 4, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10-K.

 General and Administrative Expenses

For the year ended December 31, 2013, general and administrative expenses were $1,871,686 compared $790,797 for year ending December 31, 2012. Our general and administrative expenses are comprised of the expenses recorded by Massive Media from the time of acquisition through December 31, 2013 as well as the remaining expenditures of Xtreme that were not reported in discontinued operations. As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 4, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10-K.

Depreciation and Amortization Expenses

Depreciation and amortization expense during the year ended December 31, 2013 and 2012 was approximately $70,831 (inclusive of $2,619 relating to the unwinding of the deferred tax liability on the gain on bargain purchase) and $0, respectively.  Our depreciation and amortization expenses are comprised of the expenses recorded by Massive Media from the time of acquisition through December 31, 2013. As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 4, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10-K.

Other Income (expense)

Other income (expense) increased from $802,850 of income in 2012 to $1,485,414 of income in 2013. Other income (expense) is comprised primarily of derivative income (expense), amortization of debt discount, deferred finance costs and the gain on bargain purchase.

Our derivative income (expense) is subject to wide variation from the application of the binomial model used to calculate future convertible liabilities. The embedded conversion features associated with our convertible debentures are valued based on the number of shares that are indexed to that liability. Keeping the number of shares constant, the liability associated with the embedded conversion features increases as our share price increases and, likewise, decreases when our share price decreases. Derivative income (expense) displays the inverse relationship. At the end of each quarter and when we make monthly payments on the debt, we will calculate again the Derivative income (expense). We anticipate similar wide variations in this amount with the principal reason for the fourth quarter’s fluctuation being the change in the company’s stock price.  A decrease in the stock price resulted in a decreased value of the embedded conversion feature (using the binomial model). See Note 2 – Significant Accounting Policies to the consolidated financial statements.

Income Tax Benefit

The income tax benefit increased from $0 in 2012 to $119,613 in 2013. The income tax benefit relates to the operations of Massive Media and represents a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million. Please see Note 16 of the financial statements for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Loss

For the year ending December 31, 2013, we had net loss of $6,207,135 compared with net loss of $ 70,437 for 2012. The increase in net loss from 2012 was primarily due to the loss on disposal of assets associated with Xtreme which is recorded in our discontinued operations.  See Note 4, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10-K.

Liquidity and Capital Resources

As of December 31, 2013, our continuing operations had cash of approximately $1,121,181 and a working capital balance of $748,896. As of December 31, 2012, Xtreme’s continuing operations had cash of $26,354 and a working capital deficit of $4,562,160.  Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future.

Cash Flows from Continuing Operations

Operating activities

Cash (used in) provided by operating activities from continuing operations during the year ended December 31, 2013 and 2012 was ($511,729) and $9,907, respectively.  Net non-cash gains for the year ended December 31, 2013 of $1,048,608 offsetting our consolidated net income from continuing operations of $927,758 for the year ended December 31, 2013 were significant factors contributing to the net cash used in operating activities in 2013. Non-cash expenses for the year ended December 31, 2013 are primarily comprised of stock issued for services and interest expense of $395,692, offset by gains from debt forgiveness, debt conversion and bargain purchase of $179,154, $233,811 and $726,010, respectively, and derivative income of $376,156.  Changes in operating assets and liabilities used $390,879 of cash. Xtreme’s consolidated net income from continuing operations for the year ended December 31, 2012 of $12,053 and cash provided by changes in operating assets and liabilities of $202,705, offset by net non-cash gains of $204,851, were the factors contributing to the net cash provided by operating activities in 2012. Non-cash gains for the year ended December 31, 2012 were primarily comprised of derivative income of $2,430,514, offset by $2,064,402 of debt discount amortization, gain on debt conversion of $98,163 and stock issued for services of $63,098.

Investing Activities

Cash used in investing activities from continuing operations was $3,004,611 for the year ended December 31, 2013, primarily consisting of $2,930,631 of net cash paid for the acquisition Massive Media, as further discussed in Note 3 to our consolidated financial statements.  In addition, there were capital expenditures of $149,293.  Xtreme’s net cash used in investing activities from continuing operations were $0 for the year ended December 31, 2012; all investing activities related to discontinued operations.

Financing Activities

Cash provided by (used in) financing activities of continuing operations for the year ended December 31, 2013 amounted to $4,973,032, compared to ($123,803) for the year ended December 31, 2012 for Xtreme.  This is primarily due to the funds received in the fourth quarter of $5,500,000 for sale of our common and preferred stock, which was offset by payments on related party debt that we assumed during the acquisition of Massive Media of $768,814.  Other cash provided by financing activities included proceeds from related party advances and short term notes payable of 248,847, offset by a $7,000 payment on a related party advance.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements contained in Item 15 below.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies and Estimates

The policies discussed below are considered by our management to be critical to understanding our financial statements because their application places the most significant demands on our management’s judgment, with financial reporting results relying on our estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described below. For these policies, we caution that future events rarely develop as forecast, and that best estimates may routinely require adjustment.

The preparation of the financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements. Management continually evaluates its judgments and estimates in relation to assets, liabilities, contingent liabilities, revenue and expenses. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations of future events, management believes to be reasonable under the circumstances. The resulting accounting judgments and estimates will seldom equal the related actual results. The judgments, estimates and assumptions that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities (refer to the respective notes) within the next financial year are discussed below. We caution that future events rarely develop as forecast, and that best estimates may routinely require adjustment. Actual results may differ from the amounts estimated and recorded in our financial statements.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

 Revenue Recognition

We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority. Our material revenue streams are related to the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, software usage fees, enterprise license fees, set-up/support services, storage, hardware components, content delivery and content syndication. Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics. We enter into revenue arrangements that may consist of multiple deliverables of components and services due to the needs of its customers.

Software Development Costs

Costs incurred to develop software applications used in all our products consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is five to ten years. We capitalized $149,293 in 2013 and $0 in 2012. Amortization of software development costs was $64,921 in 2013 and $0 in 2012.

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial accounting bases and income tax bases of assets and liabilities. Deferred income taxes are measured by applying currently enacted income tax rates. The Company accounts for uncertainty in income taxes for income tax positions taken or expected to be taken in an income tax return. Only income tax positions that meet the more likely-than-not recognition threshold will be recognized.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant.

If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations, financial condition and cash flows.

Bargain Purchase Gain

For the year ended December 31, 2013, we recorded in our statement of operations a bargain purchase gain of $726,010 related to the acquisition of Massive Media that was completed on November 15, 2013.  This gain represents the excess of the fair value of the net assets acquired in the acquisition of Massive Media and reflecting loans provided by the incoming investor Southport Equity and its Directors Antaine Furlong and Ron Downey prior to the settlement date in November 2013.  The capital provided allowed Massive Media to complete new product development and secure new agreements with customers during the protracted period prior to the settlement date in November 2013 and the gain reflects the increase in revenue and capitalized expenditures that occurred as a direct result of the capital infusion.

Intangible Assets and Goodwill

We amortize our intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over the estimated useful lives ranging from two to fourteen years.

We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, we will write down the carrying value of the intangible asset to its fair value in the period identified. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.

We adopted ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment . Under ASU 2011-08, we have the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the assessment of these qualitative factors, we determined that no impairment indicators were noted, allowing us to forego the quantitative analysis.

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

On September 12, 2011, Xtreme raised $2,360,000 in convertible notes (the “9/12 Notes). The 9/12 Notes bear an interest rate of 12% per annum and matured on September 12, 2013. Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the 9/12 Notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of our common stock. The 9/12 Notes are convertible at a fixed conversion price of $0.28 per share. In addition, Xtreme issued warrants (the “Warrants”) to acquire 6,810,269 shares of the Company’s common stock at a strike price of $0.28 per share. The Warrants expire on September 12, 2016. The conversion price of the 9/12 Notes and Warrants will be reduced in the event the Company issues or sells any shares of common stock less than the conversion price.

 Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012. As a result the remaining 9/12 Notes totaling $151,466 as of December 31, 2013 remain in default. We are accruing interest at the default rate of 18% as a result.

 The conversion features of the 9/12 Notes and Warrants are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features. The fair value was estimated on the date of grant using a binomial option-pricing model that incorporated the following weighted-average assumptions:  expected dividend yield of 0%; expected volatility of 290%; risk-free interest rate of 0.05% and an expected holding period of 24 months for the 9/12 Notes and 60 months for the Warrants. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the 9/12 Notes and Warrants.  Xtreme recorded a derivative expense on the 9/12 Notes of $649,212 at inception and a further derivative expense on the Warrants of $2,431,437 at inception based on the guidance in ASC 815-10 and ASC 815-40-15 due to a reset feature on the exercise price.

On December 31, 2012 Xtreme recognized a derivative liability for the 9/12 Notes and Warrants of $227,070 and a change in fair value of $416,987 for the year ended December 31, 2013, and redemptions of $(622,457) for the year ended December 31, 2013 resulting in a derivative liability of $21,600 at December 31, 2013.

On December 31, 2012 Xtreme recognized a derivative liability for the Warrants of $178,403 at December 31, 2012 and a change in fair value of $(170,686) for the year ended December 31, 2013, resulting in a derivative liability of $7,717 at December 31, 2013.

As of December 31, 2013, the balance of the 9/12 Notes is $151,466.

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

Significant estimates with regard to these financial statements include the estimate of income taxes and contingency obligations including legal.

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

During the Company’s fiscal years ended December 31, 2012 and 2011, and through the change, there have been (i) no disagreements with LBB & Associates Ltd (“LBB”) on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to LBB’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 27, 2014 the board of directors of the Company authorized the engagement of BDO East Coast Partnership (“BDO”) as the Company’s independent registered public accounting firm effective on February 27, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon our evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

 Management’s Report on Internal Control over Financial Reporting

Management of Massive Interactive, Inc. (the “Company”), including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), as issued in 1992.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

ITEM 9A.	CONTROLS AND PROCEDURES - continued

Changes in Internal Control over Financial Reporting

As a growing company we have converted Massive Media Pty Ltd’s current and historical financials to US GAAP, we have improved our internal controls and made every effort with the current size of our financial resources to meet the current demands of this filing and the included financial statements as well as what has been expected of us through the 2013 audits. There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and directors and their ages, titles, and biographies as of December 31, 2013 are set forth below:

Name	Age	Position	Since
Ron Downey (1)	52	Chairman of the Board and Chief Executive Officer	Dec 2013

Antaine Furlong (1)	40	Chief Financial Officer and Director	Dec 2013

Derek Ellis	46	Chief Creative Officer	Dec 2013

Max Ramsay	39	Chief Technical Officer	Dec 2013

Richard Bailey	56	Director	Nov 2013

Jeff Devers (1)	59	Director	(1)

Andrew Sherr (1)	45	Director	(1)

(1) Mr. Downey, Mr. Furlong, Mr. Devers and Mr. Sherr were appointed as directors by the Board on December 27, 2013, but their appointments are subject to the proposed amendment to the existing bylaws of the Company to permit more than two people to act as directors of the Company becoming effective, which is conditioned on the consent of the majority of the shareholders and will become effective 20 days after the distribution of an information statement to stockholders of the Company. In addition, the appointments to the Board are subject to the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934.

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The following is information on the business experience of each director and officer.

Ron Downey, Chief Executive Officer and Chairman of the Board

Prior to forming Massive in Sydney, Australia in 1996, he was the General Manager at Terabyte Interactive, Auckland, New Zealand (1994-1996). Before moving into digital technology, Mr. Downey worked in the advertising and music industries as a writer, composer, artist and producer. Mr. Downey graduated with a B.A. from Auburn University. We believe Mr. Downey’s significant knowledge of the Company and extensive experience in the digital technology field qualifies him to be our Director.

Antaine Furlong, Chief Financial Officer and Director

Before joining Massive in 2010, Mr. Furlong was the Group Financial Controller for TIVO (Australia and New Zealand) (2009-2010). Prior to this position, he held senior finance positions at Ebay, McCann Erickson and Freemantle Media and Kraft Foods. Mr. Furlong is a member of the Australian Institute of Company Directors and studied at University College Dublin and IADT in Ireland.  We believe Mr. Furlong’s knowledge of the Company, as well as his extensive financial management and accounting experience with both private and public companies qualifies him to be our Director.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Derek Ellis, Chief Creative Officer

Mr. Ellis, co-founder of Massive and its Chief Creative Officer since April 1996, Mr. Ellis has an extensive background in designing for enhanced broadcast, entertainment and information services across emerging platforms. He has worked as Designer, Art Director and Creative Director for a range of global clients and received numerous accolades and awards.

Max Ramsay, Chief Technical Officer

HeMr. Ramsey joined Massive in 2010 and is responsible for product direction, licensing, delivery and business development globally. Having launched one of the first multi-room home media servers, Mr. Ramsay co-founded Avega Systems in 2004, who built DLNA media streaming systems and was eventually purchased by Altec Lansing in 2009. Mr. Ramsay graduated with a BSc in Electronics and Music Technology from Glasgow Caledonian University.

Jeffrey Devers, Director

Mr. Devers has over 30 years of investment experience, developing numerous innovative trading and financing strategies that have consistently delivered positive risk adjusted returns for investors. He is a founder and managing partner of Everclear Capital LLC since January 2011. He is a member of the board of directors of Global Condiments, Inc. since January 2014. He was a member of the board of directors of Unity Bank Corporation and previously served as chairman of the board of Entelos, Inc. From 2005 to 2010, Mr. Devers was a founding partner of Imperium Partners Group, LLC, a hedge fund specializing in collateralized loans to growth companies. Prior to that, he was a founding partner and president of Palladin Group, L.P., a leading hedge fund engaged in non-merger arbitrage and private placements, and was also one of the founding partners of Ramius LLC. Additionally, Mr. Devers has held executive roles at Taylor and Co., Bass Brothers and Oppenheimer. He began his career at Shearson Lehman Brothers in 1980. A Certified Public Accountant, Mr. Devers holds a Bachelor of Arts degree from Pennsylvania State University and a Master’s Degree in Business Administration from Harvard Business School.

Andrew Scherr, Director

Mr. Scherr is the head of private equity investment for Southport Lane Inc. In addition he has served as Chief Operating Officer and a member of the board of directors of Global Condiments, Inc. since January 2014. Prior to joining Southport Lane in February 2012, Mr. Scherr worked with several financial services companies, most recently as an executive director at Nomura Securities from 2007 to 2010, where he provided derivative and structured solutions to institutional investors and family offices. Before Nomura, Mr. Scherr held a similar position with Fortis Bank from 2005 to 2007, and was an investment banker at both Deutsche Bank and Salomon Smith Barney, where he served as an advisor on mergers, acquisitions and restructurings. He also has experience and expertise in venture capital, management consulting and corporate law. Mr. Scherr holds a Bachelor of Science degree from the Johns Hopkins Whiting School of Engineering, a J.D. from the University of Maryland and a Master of Management degree from the Yale School of Management.  We believe Mr. Scherr’s extensive investment experience, as well as his prior experience on the boards of both private and public companies qualify him to be our Director.

Richard Bailey, Director

Mr Bailey is President and Chief Executive Officer of Premium Beverage Group Inc and is a Managing Director of Southport Lane Management LLC, a New York based private equity firm with over $1 billion in capital commitments.  From 2004 to joining Southport in 2013, Mr. Bailey was President and Chief Executive Officer of Conihasset Capital Partners, Inc an investment fund focusing on small and medium sized manufacturing, distribution and service companies.   Before founding Conihasset he was an Executive Director at Oppenheimer & Company and at its predecessor firm CIBC World Markets, the US investment arm of the Canadian Imperial Bank of Commerce. From 1996 to 2001, he was a partner and Managing Director of the Stone Pine Companies, a Denver based private equity and advisory firm. From 1987 to 1994, Mr. Bailey held senior management positions at a cold rolled strip steel mill near Pittsburgh and a specialty shaped wire manufacturer in New Haven, Connecticut. He holds an MA from Fairfield University and a BA from Providence College.   We believe Mr. Bailey’s extensive investment and senior management experience qualifies him to be our Director.

Code of Ethics

 Because of the small number of existing directors and officers, a total of five individuals, the company has not adopted a Code of Ethics. Once the Bylaw amendment and expansion of the Board to include Mr. Downey, Mr. Furlong, Mr. Devers and Mr. Sherr becomes effective, as discussed above, the Company will adopt a Code of Ethics.

Committees of the Board of Directors

 The Company does not currently have standing audit, nominating or compensation committees. Once the Bylaw amendment and expansion of the Board to include Mr. Downey, Mr. Furlong, Mr. Devers and Mr. Sherr, the Company plans to establish committees and adopt charters for such committees.

Directors’ Compensation

During the year ended December 31, 2013, we did not pay any compensation to our directors for their services on our board separate from compensation paid to our employee-directors as described in “Executive Compensation” below.

Communications with Directors

Shareholders and other interested parties may communicate with the Board by forwarding written comments to the Board of Directors of Massive Interactive, Inc., 6th Floor, 10 Lower Thames, London EC3R 6AF,  United Kingdom. Company contact information and procedures are also included on the Company’s website at http://www.massiveinteractive.com.   The company does not have a formal procedure by which stockholders may recommend nominees to committees its Board of Directors.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than ten percent of our outstanding Common Stock to file reports of ownership and changes in beneficial ownership of our Common Stock on Form 3, Form 4 and Form 5, as appropriate, with the SEC and to furnish us with copies of all such Section 16(a) reports they file. Based solely on the review of copies of such reports and amendments thereto and other information furnished to us, we believe that, during fiscal year 2013, all officers, directors and persons who beneficially own more than ten percent of our Common Stock complied in a timely manner with all filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Annual Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities for the years ended December 31, 2013 and December 31, 2012 of those persons who were executive officers for the year ended December 31, 2013, or who receive annual salary and bonuses exceeding $100,000.

			Summary Compensation Table
		Salary Paid	Stock	Option
Name and Principal Position	Year	Salary ($)	Awards($)	Awards($)	Total

Ron Downey , Chief Executive Officer (1)	2013	$48,966	-	-	$48,966
	2012	-	-	-	-

Antaine Furlong , Chief Financial Officer (2)	2013	$25,952	-	-	$25,952
	2012	-	-	-	-

Max Ramsay, Chief Technical Officer (3)	2013	$22,199	-	-	$22,199
	2012	-	-	-	-

Nicholas P. DeVito, former CEO (4)	2013	$60,000	-	-	$60,000
	2012	$105,000	-	-	$105,000

Willard G. McAndrew III, former CEO (5)	2013	$27,000	-	-	$27,000
	2012	$126,000	-	-	$126,000

Roger Wurtele, former CFO (6)	2013	$20,000	-	-	$20,000
	2012	$65,000	-	-	$65,000

(1) Mr. Downey was appointed Chief Executive Officer effective December 20, 2013.
(2) Mr. Furlong was appointed as Chief Financial Officer effective December 20, 2013.
(3) Mr. Ramsey was appointed Chief Technical Officer effective December 20, 2013.
(4) Mr. DeVito resigned from his positions as Chief Executive Officer and Secretary effective December 20, 2013.
(5) Mr. McAndrew resigned from his positions as Chief Executive Officer effective September 6, 2013.
(6) Mr. Wurtele resigned from his position as Chief Financial Officer effective August 31, 2013.

Stock Options

No options are currently issued to any executive, employee, consultant or investor.

ITEM 11.	EXECUTIVE COMPENSATION - continued

Employment Agreements

Xtreme entered into long term employment contracts on December 1, 2009 with Mr. McAndrew as Chairman and Chief Executive Officer and with Mr. Nicholas P. DeVito as Chief Operating Officer for a period of five years. Xtreme entered into a long term employment contract on January 1, 2011 with Mr. Roger Wurtele as Chief Financial Officer. If such employee is terminated without cause or upon a change of control, the Company was obligated to pay them for the remaining term of the agreement.

In the summer of 2012, Xtreme ceased to pay each of these individuals and was in breach of its agreement with each of them.  Effective May 15, 2013, Xtreme entered into a mutual release with each of the individuals whereby each of these individuals were issued a new class of stock, Series A Preferred Stock, as compensation for back pay, consideration that was to be paid under the contract for breach, and, in certain circumstances, other obligations owned by Xtreme to the individuals; see note 20 Stockholders’ Equity in the consolidated financial statements for additional information. The agreement also releases each from an obligation not to engage in a conflict of interest. Each of the employees, other than Ms. Wingate, agreed to continue employment at an hourly rate for the time devoted to the necessary functioning of Xtreme but for at least $500 per month, but such employment may be ended at the election of Xtreme or the employee. The hourly rate of Messrs. McAndrew, DeVito, and Wurtele is $112.50, $93.75, and $62.50. On September 6, 2013, Messrs. McAndrew and Wurtele resigned their positions as Chairman/CEO and Chief Financial Officer, respectively.  On December 20, 2013, Mr. DeVito resigned from the Board and from his current positions of Chief Executive Officer and Chief Financial Officer.

We have not executed employment agreements with our current officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth as of December 31, 2013 the number and percentage of the outstanding shares of common stock, which according to the information available to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, and (iii) all current directors and executive officers as a group. Except as listed in the table below, to the knowledge of the Company, no person is the beneficial owner of five percent or more of the outstanding common stock other than as stated for them herein. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after April 15, 2014 are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person.

Shares Beneficially Owned(1)
Name and Address of Beneficial Owners	Number of Shares of Common Stock	Percent of Class(1)
5% Shareholders
Southport Lane Equity II, LLC 350 Madison Ave, 21st Floor New York, NY 10017	55,000,000	89.90%

Directors and Named Executive Officers(2)
Ron Downey		*
Antaine Furlong		*
Max Ramsay		*
Richard Bailey		*
Jeff Devers		*
Andrew Scherr		*
Nicholas P. DeVito	1,534,050	2.51%
Willard G. McAndrew III	1,389,310	2.27%
All Named Executive Officers, directors and director nominees as a group (8 persons)	2,923,360	4.78%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting and/or investment power with respect to such shares. There were no outstanding options for any of the parties included in the table above.

(2)
Except as set forth in this table or the footnotes thereto, the business address of each director and NEO listed is c/o Massive Interactive, Inc., 6th Floor, 10 Lower Thames, London EC3R 6AF, United Kingdom.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On occasion we may engage in certain related party transactions. Our policy is that all related party transactions are reviewed and approved by the Board of Directors prior to our entering into any related party transactions.

In April 2013, Xtreme entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to our Kansas, or Smokey Hills, prospect and all of its oil and gas properties in Oklahoma. Under the agreement, Torchlight acquired most of our interest in the properties and assumed all liabilities for such properties for a total consideration of approximately $1.2 million. Mr. McAndrew, our Chairman and Chief Executive Officer at the time of the transaction, was acting as a consultant to Torchlight, necessitating a release by Xtreme of Mr. McAndrew’s covenant not to compete with the Company. An independent committee consisting of shareholders advised the Company with regard to the transaction. Mr. McAndrew resigned from his positions as our Chief Executive Officer in September 2013 and has since then been the Chief Operating Officer and a director of the board of Torchlight.

On June 8, 2012, Xtreme owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity in the consolidated financial statements for additional information on the preferred A share issuance.

On June 11, 2012 an officer loaned $200,000 to Xtreme. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the officer $20,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity in the consolidated financial statements for additional information on the preferred A share issuance.

During the year ended December 31, 2013, Massive received an advance from a director of $357,627. Interest is accrued on these advances at the rate of 43% per annum. The advances and accrued interest are payable on demand and unsecured. This advance was settled in January 2014.

During the year ended December 31, 2013, Massive received an advance from an investor of $515,000. Interest is accrued on these advances at the rate of 4% per annum. The advances and accrued interest are payable on demand and unsecured. This advance was settled in January 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements as of December 31, 2013 and 2012 appearing in this Form 10-K have been audited by BDO East Coast Partnership and LBB & Associates Ltd., LLP, independent certified public accountants, as set forth in their report thereon appearing elsewhere in this Form 10-K.

The following is a summary of the fees billed to us for fiscal 2013 and 2012 by BDO East Coast Partnership, BDO USA, LLP and LBB & Associates Ltd., LLP, respectively.

BDO East Coast Partnership:

SERVICES	2013	2012

Audit fees	$50,964	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$50,964	-

BDO USA, LLP:

SERVICES	2013	2012

Audit fees	$28,000	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$28,000	-

 LBB & Associates Ltd.:

SERVICES	2013	2012

Audit fees	$24,527	$52,652
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$24,527	$52,652

The audit fees include professional services for the financial statements and for reviews of the financial statements of our quarterly reports on Form 10-Q. No other fees were billed by or services rendered by LBB & Associates Ltd., LLP or BDO USA, LLP.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(2) Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)	Exhibits:

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Certificate of Amendment to Articles of Incorporation (4)

3.4	Bylaws (1)

4.1	Certificate of Designation for Series B Redeemable Preferred Stock *

10.1	Agreement for Sale, Assignment and Release of Interests – Oil Creek (1)

10.2	Agreement for Sale, Assignment and Release of Interests – Cookie (1)

10.3	Agreement for Sale, Assignment and Release of Interests – Winston (1)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

10.4	Agreement for Sale, Assignment and Release of Interests – Lenhart (1)

10.5	Agreement for Assignment of Rights Under Settlement Agreement (1)

10.6	Employment Agreement – W. McAndrew (1)

10.7	Employment Agreement – N. DeVito (1)

10.8	Employment Agreement – P. Wingate (1)

10.9	Settlement Agreement and Release – So. Kensington et. al. (1)

10.1	Agreement to Acquire Emerald Energy Partners, LLC (1)

10.11	Agreement to Acquire Majority Interest in Small Cap Strategies (1)

10.12	Agreement to Acquire I.R.A. Oil and Gas, LLC. (1)

10.13	Mutual Release of Claims – W. McAndrew (1)

10.14	Mutual Release of Claims – F. Schiemann (1)

10.15	Mutual Release of Claims – P. Wingate (1)

10.16	Form of Investment Agreement – Kodiak Capital (2)

10.17	Form of Registration Rights Agreement – Kodiak Capital (2)

10.18	Term Sheet Kodiak Capital (2)

10.19	Form of Subscription Agreement (3)

10.20	Form of Notes (3)

10.21	Form of Warrants (3)

10.22	Employment Agreement – R. Wurtele

10.23
Stock Purchase Agreement, dated as of October 17, 2013, by and among Xtreme Oil & Gas, Inc., Massive Media Pty Ltd., STW Communications Group Ltd., Ron Downey, Derek Ellis and Anna-Louise Von Rooyen (5)

10.24	Stock Purchase Agreement between Xtreme Oil & Gas, Inc. and Rolling Hill Capital Management, LLC, dated November 7, 2013.*

10.25	Common Stock Purchase Agreement between Xtreme Oil & Gas, Inc. and Southport Equity II, LLC, dated November 7, 2013.*

10.26	Lease of Part 6th Floor, The Northern & Shell Building, Number 10 Lower Thames Street, London, EC3R 6EN, between Massive Interactive Media Ltd. and Express Newspaper, dated January 13, 2014. *

10.27	Purchase and Sale Agreement between Xtreme Oil & Gas, Inc. and Torchlight Energy, Inc., dated April 1, 2013.*

21.1	List of Subsidiaries (1)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Massive Media Audited Financials as of November 15, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
(1) Incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 12, 2010.
(2) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 3, 2010.
(3) Incorporated by reference to our Form 8-K filed with the SEC on September 9, 2011.
(4) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 20, 2013.
(5) Incorporated by reference to our Current Reports on Form 8-K filed with the SEC on January 27, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massive Interactive Inc.

Dated: April 15, 2014	By:	/s/ Ron Downey
Ron Downey, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ron Downey	April 15, 2014
Ron Downey, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Antaine Furlong	April 15, 2014
Antaine Furlong, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Richard Bailey	April 15, 2014
Richard Bailey, Director

MASSIVE INTERACTIVE, INC.

  CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor’s Report

Board of Directors
Massive Interactive, Inc.
London, United Kingdom

We have audited the accompanying consolidated balance sheet of Massive Interactive, Inc. as of December 31, 2013 and the related consolidated statement of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Massive Interactive, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

BDO East Coast Partnership

/s/ BDO

Sydney, Australia, 15 April 2014

BDO East Coast Partnership ABN 83 236 985 726 is a member of a national association of independent entities which are all members of BDO (Australia) Ltd ABN 77 050 110 275, an Australian company limited by guarantee. BDO East Coast Partnership and BDO (Australia) Ltd are members of BDO International Ltd, a UK company limited by guarantee, and form part of the international BDO network of independent member firms.

 LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Massive Interactive, Inc. (formerly Xtreme Oil & Gas, Inc. and Subsidiary)
London, United Kingdom

We have audited the accompanying consolidated balance sheet of Massive Interactive, Inc. (formerly Xtreme Oil & Gas, Inc. and Subsidiary) (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Massive Interactive, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 15, 2013

MASSIVE INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$1,121,181	$26,354
Cash - restricted	-	75,313
Accounts receivable - trade	1,243,958	-
Other receivables	47,267	-
Prepayments	144,694	-
Work in progress	76,729	-
Taxes refundable	1,348,424	-
Total current assets	3,982,253	101,667
Property and equipment, net	242,092	-
Capitalized software costs, net	4,295,887	-
Trade name	59,654	-
Customer Relationships	39,538	-
Other assets, net	16,321	-
Assets of businesses held for sale	-	8,610,293
Total non-current assets	4,653,492	8,610,293

Total assets	$8,635,745	$8,711,960

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$422,392	$848,013
Accrued expenses and other current liabilities	330,236	-
Convertible notes payable	151,466	1,750,615
Derivative liability	29,317	405,473
Accrued compensation and related costs	801,009	-
Deferred revenue	2,103	-
Short-term borrowings	357,640	208,093
Short-term borrowings, related parties	921,415	1,376,320
Deferred tax liability	190,371	-
Other current liabilities	27,408	-
Total current liabilities	3,233,357	4,588,514
Accrued compensation and other related costs – non-current	80,733	-
Other long-term liabilities	104,673	-
Liabilities of businesses held for sale	-	1,661,676
Total long-term liabilities	185,406	1,661,676

Total liabilities	$3,418,763	$6,250,190

Stockholders’ equity (deficit):
Preferred A shares	-	1
Preferred B shares	-	-
Common stock	61,186	472
Additional paid-in capital	45,423,175	36,255,685
Accumulated deficit	(40,001,523)	(33,794,388)
Foreign currency translation adjustment	(265,856)	-
Total Equity	5,216,982	2,461,770
Total liabilities and stockholders’ equity (deficit)	$8,635,745	$8,711,960

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012

Revenues:
Consultancy services	$35,424	$-
License fee	121,762	-
Project services	1,064,653	-
Support services	16,875	-
Other income	26,534	-
Total revenues	1,265,248	-

Operating Expenses:
General and administrative	1,871,686	790,797
Depreciation and amortization	70,831	-
Total Operating Expenses	1,942,517	790,797

Income (loss) from operations	(677,269)	(790,797)

Other income (expense):
Other income	1,608	930,972
Gain on conversion	233,811	-
Gain (loss) on debt forgiveness	179,154	(98,163)
Gain on bargain purchase	726,010	-
Derivative income	376,156	2,430,514
Interest Income	389	-
Interest expense	(31,714)	(396,071)
Amortization of debt discount	-	(2,064,402)
Total other income	1,485,414	802,850

Income from continuing operations before income taxes	808,145	12,053
Income tax benefit	119,613	-

Income from continuing operations	927,758	12,053
Discontinued operations:
Loss on discontinued operations	(7,134,893)	(82,490)
Net loss	$(6,207,135)	$(70,437)

Comprehensive income (loss):
Foreign currency translation adjustment	(265,856)	-
Total comprehensive income (loss)	$(6,472,991)	$(70,437)

Basic and diluted loss per share:
Net loss from continuing operations	$0.02	$0.03
Net loss from discontinued operations	$(0.12)	$(0.18)
Net loss	$(0.10)	$(0.15)

Weighted average common shares – Basic and diluted	61,178,167	471,987

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

  CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

 STOCKHOLDERS’ EQUITY (DEFICIT)

							Foreign
					Additional		Currency
	Common		Preferred Shares		Paid-in	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance at December 31, 2011	453,644	$453	1,000	$1	$36,108,881	$(33,723,951)	$-	$2,385,384

Common stock issued for services	755	1	-	-	63,097	-	-	63,098
Common stock issued for convertible debt conversions	17,588	18	-	-	83,707	-	-	83,725
Net loss	-	-	-	-	-	(70,437)	-	(70,437)
Balance at December 31, 2012	471,987	472	1,000	1	36,255,685	(33,794,388)	-	2,461,770
Common stock issued for services	22,986	23	-	-	25,533	-	-	25,556
Common stock issued for convertible debt conversions and accrued interest	1,989,194	1,997	-	-	1,634,682	-	-	1,636,679
Issuance of common stock	55,000,000	55,000	-	-	-	-	-	55,000
Issuance of preferred stock	-	-	3,694,055	3,694	7,507,275	-	-	7,510,969
Redemption of preferred stock	-	-	(1,000)	(1)	-	-	-	(1)
Conversion of preferred stock	3,694,000	3,694	(3,694,000)	(3,694)	-	-	-	-
Net loss	-	-	-	-	-	(6,207,135)	(265,856)	(6,472,991)
Balance at December 31, 2013	61,178,167	$61,186	55	$-	$45,423,175	$(40,001,523)	$(265,856)	$5,216,982

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,207,135)	$(70,437)
Add back: loss from discontinued operations	7,134,893	82,490
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	70,831	-
Amortization of debt discount	-	2,064,402
Common stock issued for services	261,398	63,098
Common stock issued for interest expense	134,294	-
Derivative income	(376,156)	(2,430,514)
Gain on debt forgiveness	(179,154)	-
Gain on debt conversion	(233,811)	98,163
Gain on bargain purchase	(726,010)	-
Changes in assets and liabilities:
Accounts receivable and taxes refundable	110,404	(16,979)
Other current assets	(51,575)	(350)
Work in progress	(131,369)	-
Accounts payable and accrued expenses	(318,339)	220,034
Net cash provided by (used in) operating activities – continuing operations	(511,729)	9,907
Net cash provided by (used in) operating activities – discontinued operations	(515,295)	812,551
Net cash provided by (used in) operating activities	(1,027,024)	822,458

Cash flows from investing activities
Capital software expenditures	(149,293)	-
Cash paid for acquisitions, net of cash received	(2,930,631)	-
Change in restricted cash	75,313	-
Net cash (used in) provided by investing activities – continuing operations	(3,004,611)	-
Net cash (used in) provided by investing activities – discontinued operations	329,020	(1,157,271)
Net cash (used in) provided by investing activities	(2,675,591)	(1,157,271)

Cash flows from financing activities
Payments on convertible notes payable	-	(538,896)
Proceeds from advances – related parties	155,918	101,093
Repayment of advances – related parties	(7,000)	-
Proceeds from notes payable – related parties	-	250,000
Proceeds from notes payable	92,929	64,000
Repayment of notes payable	(768,814)	-
Proceeds from sale of common stock	55,000	-
Proceeds from sale of preferred stock	5,445,000	-
Redemption of preferred stock	(1)	-
Net cash (used in) provided by financing activities – continuing operations	4,973,032	(123,803)
Net cash (used in) provided by financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	4,973,032	(123,803)
Effect of exchange rates on cash and cash equivalents	(175,590)	-
Net change in cash and cash equivalents	1,094,827	(458,616)
Cash and cash equivalents at beginning of year	26,354	484,970
Cash and cash equivalents at end of year	$1,121,181	$26,354

Supplemental cash flow information
Cash paid for interest	$83,253	$396,071
Cash paid for income taxes	$-	$-
Supplemental non-cash investing and financing activities
Common stock issued for leasehold interests	$-	$2,849,719
Common stock issued for notes payable and accrued interest	$1,636,679	$83,725
Note payable issued for deposit	$-	$50,000
Common stock issued for related party debts	$2,304,706	$-

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Massive Interactive, Inc. (the “Company”) a leading provider of innovative solutions for the management, delivery and streaming of Internet Protocol (IP)-based video and media assets. The Company’s comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across just about every device used by consumers including Games Consoles, Smart TV’s, Tablets, Smart Phones, Internet-Enabled Set Top Boxes and other internet linked devices. The Company’s suite of products include, MDK, a cross-device software development solution, MUI, a cross devices suite of User Interfaces, MSM, a powerful video management Content Management System (CMS), and MVP, a complete end-to-end managed video platform. The Company’s offers its solutions over the Internet as a subscription service model using a software-as-a-service (SaaS) or an on-demand model, and by installing our software onsite for clients as part of an enterprise licensing model. The Company’s software address the unique needs found across different industry verticals, each with the shared aim of offering video to consumers across multiple devices. The verticals the Company addresses are across Telecommunications, Media, Technology, Hospitality, Automotive, Travel & Leisure and Publishing. The Company has an average ‘Win’ ratio of 92%, as its solutions significantly enhance the way its clients can monetize and manage their media assets by helping to drive sales and drastically reducing the overall cost of ownership of enterprise grade video management and merchandising for its customers.

In addition to the Company’s software business, it operates design services and technical services businesses. The Company’s Services work includes - creative interface design, branding strategies, strategic planning and technical/systems integration services. The Company currently provides its software solutions, professional and creative services internationally through its offices in New York, London, Prague and Sydney.

In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., the Company proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, the Company reported all activity related to Xtreme as discontinued operations beginning with our financial results presented in our Annual Report on this form 10-K for the year ended December 31, 2013.  See Note 4.

Organizational History

Xtreme Technologies, Inc. was incorporated in the state of Washington in 2003 with a focus on telecommunications technologies. By early 2006 that business ceased operations and had no assets, becoming a shell company at that time. In December 2006, Xtreme Technologies, Inc. acquired Emerald Energy Partners, LLC for 7,960,000 shares of Common Stock and changed its name to Xtreme Oil & Gas, Inc. Immediately prior to its acquisition of Emerald Energy Partners, LLC, Xtreme Technologies, Inc. effected a one for 500 reverse stock split resulting in 185,516 shares outstanding.

The acquisition of Emerald Energy Partners, LLC is treated for accounting purposes as an acquisition of Xtreme Technologies, Inc. by Emerald Energy Partners and a re-capitalization of the limited liability company. With the acquisition of Emerald Energy Partners LLC, Xtreme began to acquire and to develop additional oil and gas properties.

 On November 7, 2013, Xtreme sold 55 shares of redeemable preferred B stock and 55,000,000 of common stock to Southport Lane, LP, through its subsidiaries and Southport Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, respectively, in exchange for an aggregate of $5,500,000.

Southport Equity II now owns approximately 90% of the Company’s outstanding common stock and is the controlling shareholder of the Company.  Southport Equity II, LLC used its available cash as capitalized by its parent, Southport Lane, LP, to fund its purchase of the common stock.  There was no controlling party of the Company prior to this investment by Southport Equity II, LLC.

On November 15, 2013 Xtreme acquired all of the issued and outstanding capital stock of Massive Media Pty Ltd. (“Massive Media”) a proprietary limited company organized under the laws of New South Wales, Australia, from the shareholders of Massive in exchange for $4,167,190 pursuant to a stock purchase agreement dated October 17, 2013.  Of the proceeds, approximately $866,000 was to be paid to settle certain debts of Massive Media simultaneously as part of the acquisition; the remaining proceeds of $3.3 million was transferred at settlement for the stock.

On November 25, 2013 Xtreme changed its name to Massive Interactive, Inc.

MASSIVE INTERACTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, Massive Media Pty Ltd and Massive Interactive Media Ltd. As part of the acquisition of Massive Media Pty Ltd and its controlled entities by the Company, it discontinued all oil and gas operations related to properties owned in Texas and Oklahoma.  Financial results related to the oil and gas operations is reported as discontinued operations beginning with the financial results as of December 31, 2013 (See Note 4).

Use of Estimates

 The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, the useful lives of long-lived assets and other intangible assets, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities as well as reported revenue and expenses during the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with banks. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

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

Accounts Receivable

Receivables from services are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies - continued

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account.  No allowance for doubtful accounts was recorded as of December 31, 2013 and 2012, respectively.

The Company did not have any off balance-sheet credit exposure relating to its customers, suppliers or others.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.

The Company determined that there was no impairment of long-lived assets for the years ended December 31, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable for which the carrying amounts approximate fair value. The Company places their cash and cash equivalents with financial institutions with high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors relevant to determining the credit risk of specific customers. The amount of receivables ultimately not collected by the Company has generally been consistent with management’s expectations and the allowance established for doubtful accounts.

Major customers

The Company has two significant customers which individually accounted for 21.6% and 10.3%, respectively, of the revenues for the year ended December 31, 2013. The Company sales to its top five customers accounted for approximately 57% and 0% of revenues during the year ended December 31, 2013 and 2012, respectively. These customers accounted for approximately 59% and 0% of accounts receivable balance as of December 31, 2013 and 2012, respectively.

Major suppliers

The Company had purchases from seven vendors that accounted for approximately 52% and 0% of purchases during the period ended December 31, 2013 and year ended December 31, 2012, respectively. These vendors accounted for approximately 20% and 0% of accounts payable balance as of period ended December 31, 2013 and December 31, 2012, respectively.

Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is the Chief Executive Officer, who reviews consolidated results of operations prepared in accordance with US GAAP when making decisions about allocating resources and assessing performance of the Group; hence, the Group has only one operating segment, namely the software development services.

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

This process includes an analysis of whether tax positions the Company takes with regard to a particular item of income or deduction would meet the definition of an uncertain tax position under the standards.  Management believes that tax positions taken by the Company with regard to income and deduction do not constitute any uncertain tax positions under the standards.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies - continued

Goods and Services Tax/Value Added Tax

The Company's Australian operations are subject to the Goods and Services Tax on revenue sales of 10%. The Company's English operations are subject to the Value Added Tax on revenue sales of 20%.

Revenue Recognition

The Company recognizes revenue when it is realized and earned. Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (“ASC”) 985-605 “Software - Revenue Recognition”.

Project Services Revenue

Revenue derived from services primarily includes consulting, implementation, and training. Fees are primarily billed under time and materials arrangements and are recognized as services are performed.

License Revenue

License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, provided collection is considered probable and the fee is fixed or determinable.

Maintenance Revenue

Revenue derived from technical support contracts primarily includes telephone consulting and on-site support as well as error reporting and correction services. Maintenance contracts are typically sold for a separate fee with initial contractual period of one year with renewal for additional periods thereafter. Technical support service revenue is recognized ratably over the term of the service agreement.

Deferred Revenue

Deferred revenue represents advance payments or billings for software licenses, services, and maintenance.

Cost of Revenues

Cost of revenues for licenses includes amortization of capitalized computer software development costs. Costs for maintenance and services revenues include the cost of personnel to conduct implementations, customer support and consulting, and other personnel-related expenses.

Foreign Currency Translation

The functional currency of the Company is Australian Dollars (“AUD”), and the functional currency of Massive Interactive Media Ltd is Great British Pounds ("GBP").

For financial reporting purposes, the financial statements of the Company and its subsidiaries, which are prepared using each entity's functional currency, are translated into the Company’s reporting currency, the United States Dollar (“USD”). Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates.  Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates applied are as follows:

	Year	Year
	2013	2012
Year end AUD to USD exchange rate	0.8941	1.0362
Year end GBP to USD exchange rate	1.6561	1.6235
Average AUD to USD exchange rate	0.9578	1.0388
Average GBP to USD exchange rate	1.5669	1.5927

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies - continued

Property and Equipment

Furniture and office equipment, electronic equipment and motor vehicles are recorded at cost less accumulated depreciation.  Depreciation is calculated based on estimated useful life of the assets.

	Rate	Method
Motor Vehicles	25%	Diminishing value
Furniture	20%	Straight line
Office equipment	33%	Diminishing value
Telecommunication equipment	20%	Diminishing value
Purchased Software	40%	Straight line
Leasehold improvements	50%	Straight line

When furniture and office equipment, electronic equipment and motor vehicles are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon. Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

Impairment of Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the period ended December 31, 2013 and year ended December 31, 2012 respectively.

Capitalized Computer Software Development Costs

The Company capitalizes software development costs in accordance with the FASB ASC Topic 985-20 Costs of Software to be Sold, Leased or Marketed. All software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value. The Company's capitalized computer software development costs are being amortized ratably based on the projected revenues associated with the related software or on a straight-line basis over five years, whichever method results in a higher level of amortization.

Intangible Assets

The Company amortizes intangible assets on a straight line basis over their estimated useful lives, generally as follows: four to nine years for technology, ten to twenty years for customer relationships and trade names, and one to five years for other intangible assets.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies - continued

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

The Company leases office rental spaces in Sydney, Australia and London, England.

Bargain Purchase Gain

For the year ended December 31, 2013, the Company recorded in its statement of operations a bargain purchase gain of $726,010 related to the acquisition of Massive Media, completed on November 15, 2013. This gain represented the excess of fair value of net assets acquired over the acquisition consideration.  See Note 3 for additional information.

Derivative Instruments

The Company’s debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For bifurcated conversion options that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using binomial option pricing model. That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company’s current Common Stock price and expected dividend yield, and the expected volatility of the Company’s Common Stock price over the life of the option.

Deemed dividend

We incur a deemed dividend on Series B Preferred Redeemable Stock. As the conversion rate was less than the deemed fair value of the Common Stock of $0.20, the Series B Preferred Redeemable Stock contains a beneficial conversion feature as described in ASC 470. The difference in the stated conversion price and estimated fair value of the Common Stock is accounted for as a beneficial conversion feature and affects EPS. The beneficial conversion feature is not material for the year ended December 31, 2013 due to the short period of time since the issuance of the Series B Preferred Redeemable Stock, and the beneficial conversion feature will be recognised as a deemed dividend in future public filings of the company.

Earnings per Share

Earnings per share is calculated in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing income attributable to holders of common stock by the weighted average number of common shares considered to be outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding common stock warrants is reflected in the diluted earnings per share by application of the treasury stock method when the impact is dilutive.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC 450-20, Accounting for Contingencies, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Company has not experienced any material service liability claims.

Net Income (Loss) Attributable to Common Shares

The Company is required to provide basic and dilutive earnings per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2013 and 2012, there were no securities that would have had a dilutive effect.

Reclassification

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial presentation. These reclassifications have no impact on net income (loss).

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies - continued

Recent Accounting Pronouncements

We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow. We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for reporting periods beginning January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements but may have an impact in future periods.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

3.	Acquisition of Massive Media

On November 15, 2013 the Company acquired all of the issued and outstanding capital stock of Massive Media, a proprietary limited company organized under the laws of New South Wales, Australia, from the shareholders of Massive Media in exchange for $3,301,907 in cash pursuant to a stock purchase agreement dated October 17, 2013.  The Company’s preliminary valuations for the property, plant and equipment, inventory, and intangible assets were performed at the date of acquisition. Subsequent to the date of acquisition, the Company engaged a third party to perform a formal valuation of the intangible assets. As a result, it was determined that the Company had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred.

For the year ended December 31, 2013, the Company recorded in its statement of operations a bargain purchase gain of $726,010 related to the acquisition of Massive Media that was completed on November 15, 2013.  This gain represents the excess of the fair value of the net assets acquired in the acquisition of Massive Media and reflecting loans provided by the incoming investor Southport Equity and its Directors Antaine Furlong and Ron Downey prior to the settlement date in November 2013.  The capital provided allowed Massive Media to complete new product development and secure new agreements with customers during the protracted period prior to the settlement date in November 2013 and the gain reflects the increase in revenue and capitalized expenditures that occurred as a direct result of the capital infusion.

The final purchase consideration for the 2013 acquisition of Massive Media was calculated as follows:

Cash	$3,301,907
Short-term borrowings - related parties assumed	1,703,563
Short-term borrowings assumed	275,657
Gain on purchase	726,010
Total consideration	$6,007,137

The consideration transferred was allocated across the net assets of the Company as follows:

Fair Value
Cash and cash equivalents	$371,276
Receivables, trade and other	1,448,770
Taxes Refundable	1,317,842
Property, plant and equipment, net	250,621
Capitalized software costs, net	4,360,000
Trade names, net	60,000
Customer relationships, net	40,000
Other assets	109,440
Accounts payable and accrued expenses	(1,529,128)
Deferred tax liability	(192,990)
Other liabilities	(228,694)
Net assets acquired	$6,007,137

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisition of Massive Media - continued

Unaudited pro forma results of operations data for the years ended December 31, 2013 and 2012 are shown below as if the Company and the entities described above had been combined on January 1, 2012. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.  The below table excludes balances for operations that were discontinued; see Note 4 below for additional information.

	Unaudited Pro Forma Results of Operations
	Years Ended December 31
	2013	2012

Revenues from continuing operations	$7,843,430	$4,365,345
Loss from continuing operations	(1,665,171)	(4,148,893)
Net income(loss) from continuing operations	$832,504	$(1,926,669)

Basic income (loss) per share:	$0.01	$(0.03)

Diluted income (loss) per share:	$0.01	$(0.03)
Pro-forma shares outstanding	61,178,167	55,471,987

4.	Discontinued Operations and Assets Held for Sale

In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., the Company’s management decided to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  The Company completed the sale of the Oklahoma and Kansas assets for approximately $341,000 in cash, plus the transfer of approximately $1.3 million in liabilities to the purchaser. In addition, the leases expired on all the remaining assets in Texas and Xtreme secured a release from the leaseholder for all future liabilities.

The following table shows the major classes assets and liabilities of the Company’s discontinued operations at December 31, 2013 and 2012.

	December 31,	December 31,
	2013	2012

Current Assets:
Accounts receivable, net	$-	$27,257
Current assets of discontinued operations	$-	$27,257

Property and equipment, net	-	8,525,149
Other assets	-	57,887
Other assets of discontinued operations	$-	$8,583,036

Current Liabilities:
Accounts payable and accrued expenses	$-	$963,258
Deposits payable	-	391,418
Short term borrowings	-	7,000
Current liabilities of discontinued operations	$-	$1,361,676

Other Liabilities:
Asset retirement obligation	-	300,000
Other liabilities of discontinued operations	$-	$300,000

The following table shows certain components of the results of operations of the Company’s discontinued operations:

	2013	2012
Revenues	$9,053	$1,339,047

(Loss) from discontinued operations	$(635,824)	$(82,490)

(Loss) on disposal of discontinued operations	$(6,499,069)	$—

(Loss) from discontinued operations	$(7,134,893)	$(82,490)

Basic loss per share attributable to discontinued operations:	$(0.12)	$(0.18)

Diluted loss per share attributable to discontinued operations:	$(0.12)	$(0.18)

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Accounts receivable – trade

At December 31, 2013 and December 31, 2012, accounts receivable consisted of:

	2013	2012
Trade Debtors	$1,215,411	$-
Accrued Income	28,547	-
Accounts receivable - trade	$1,243,958	$-

The Company has not had any write-off of trade receivables during the years presented and no provision for doubtful accounts was deemed necessary.

6.	Other receivables

At December 31, 2013 and December 31, 2012, Other receivables consisted of:

	2013	2012
Employee Advance	$40,834	$-
Other Debtors	6,433	-
Other receivables	$47,267	$-

Other debtors include minor and very short term non trade receivables from staff, suppliers and bank items.  The Company has not had any write-off of trade receivables during the years presented and no provision for doubtful accounts was deemed necessary.

7.	Prepayments

At December 31, 2013 and December 31, 2012, prepayments consisted of:

	2013	2012
Prepaid expenses	$144,694	$-
	$144,694	$-

8.	Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2013	2012
Furniture and Fixtures	$22,132	$-
Motor Vehicles	44,560	-
Purchased Software	58,588	-
Office Equipment	125,341
Property and Equipment - gross	250,621	-
Less: Accumulated depreciation	(8,529)	-
Property and equipment, net	$242,092	$-

Depreciation expense totaled $8,529 and $0 for the years ended December 31, 2013 and 2012, respectively.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Other assets, net

Other assets at December 31, 2013 and December 31, 2012 comprises of the following:

	2013	2012
Bonds	$15,569	$-
Other	752	-
Other assets, net	$16,321	$-

Bonds for December 31, 2013 consisted primarily of office rental bonds/holding deposits.

10.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Capitalized Software Costs	$4,360,000	$(64,113)	$4,295,887	$-	$-	$-
Tradenames	60,000	(346)	59,654	-	-	-
Customer Relationships	40,000	(462)	39,538	-	-	-
Total	$4,460,000	$(64,921)	$4,395,079	$-	$-	$-

Amortization expense amounted to $64,921 and $0 for the years ended December 31, 2013 and 2012, respectively.

The following represents the Company’s expected amortization expense for the years ending December 31:

2014	$892,000
2015	892,000
2016	892,000
2017	892,000
2018	827,079

Total	$4,395,079

11.	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability. The Company evaluates the fair value of certain assets and liabilities using the following fair value hierarchy which ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value:

•	Level 1 — quoted prices in active markets for identical assets and liabilities

•	Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable

•	Level 3 — unobservable inputs that are not corroborated by market data

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Fair Value Measurements - continued

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2013 and 2012, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3

As of December 31, 2013
Liabilities
Warrant liability	$7,717	$-	$-	$7,717
Note liability	21,600	-	-	21,600
As of December 31, 2012
Liabilities
Warrant liability	$178,403	$-	$-	$178,403
Note liability	227,070	-	-	227,070

The carrying amounts of the Company’s long-term liabilities approximate their fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.  See Note 14 for additional information about the changes in the fair value for the items above.

In connection with the issuance of certain convertible notes and warrants prior to December 31, 2012, the related conversion features were accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features. The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 290%; risk-free interest rate of 0.05% and an expected holding period of 24 months for the Notes and 60 months for the Warrants. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the Notes and Warrants.  The Company recorded a derivative expense on the Notes of $649,212 at inception and a further derivative expense on the Warrants of $2,431,437 at inception based on the guidance in ASC 815-10 and ASC 815-40-15 due to a reset feature on the exercise price.

12.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities at December 31, 2013 and December 31, 2012 comprises of the following

	2013	2012
Credit Cards	$16,763	$-
Accrued Expenses	313,473	-
Accrued Expenses and Other Current Liabilities	$330,236	$-

Accrued expenses constitute trade creditor balances where invoices have not yet been received.

13.	Accrued compensation and related costs

Accrued compensation and related costs at December 31, 2013 and December 31, 2012 were as follows:

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Accrued compensation and related costs - continued

Current	2013	2012
Payable to Staff	$5,499	$-
Long Service Leave Provision	188,118	-
Annual Leave Provision	328,842	-
Employee Pension Plan	110,966	-
Federal Payroll Tax	152,681	-
State Payroll Tax	14,903	-
Accrued compensation and related costs	$801,009	$-

Non-Current	2013	2012
Long Service Leave Provision-non current	$80,733	$-
Accrued compensation and related costs-non current	$80,733	$-

14.	Borrowings

Convertible Notes Payable

On September 12, 2011, Xtreme raised $2,360,000 in convertible notes (the “9/12 Notes). The 9/12 Notes bear an interest rate of 12% per annum and matured on September 12, 2013. Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the 9/12 Notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of our common stock. The 9/12 Notes are convertible at a fixed conversion price of $0.28 per share. In addition, Xtreme issued warrants (the “Warrants”) to acquire 6,810,269 shares of the Company’s common stock at a strike price of $0.28 per share. The Warrants expire on September 12, 2016. The conversion price of the 9/12 Notes and Warrants will be reduced in the event the Company issues or sells any shares of common stock less than the conversion price.

 Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012. As a result the remaining 9/12 Notes totaling $151,466 as of December 31, 2013 remain in default. The Company is accruing interest at the default rate of 18% as a result.

 The conversion features of the 9/12 Notes and Warrants are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features. The fair value was estimated on the date of grant using a binomial option-pricing model that incorporated the following weighted-average assumptions:  expected dividend yield of 0%; expected volatility of 290%; risk-free interest rate of 0.05% and an expected holding period of 24 months for the 9/12 Notes and 60 months for the Warrants. The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the 9/12 Notes and Warrants.  Xtreme recorded a derivative expense on the 9/12 Notes of $649,212 at inception and a further derivative expense on the Warrants of $2,431,437 at inception based on the guidance in ASC 815-10 and ASC 815-40-15 due to a reset feature on the exercise price.

On December 31, 2012 Xtreme recognized a derivative liability for the 9/12 Notes and Warrants of $227,070 and a change in fair value of $416,987 for the year ended December 31, 2013, and redemptions of $(622,457) for the year ended December 31, 2013 resulting in a derivative liability of $21,600 at December 31, 2013.

On December 31, 2012 Xtreme recognized a derivative liability for the Warrants of $178,403 at December 31, 2012 and a change in fair value of $(170,686) for the year ended December 31, 2013, resulting in a derivative liability of $7,717 at December 31, 2013.

As of December 31, 2013, the balance of the 9/12 Notes is $151,466.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Borrowings - continued

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year ended December 31, 2013
Derivative liability	12/31/12	Fair Value Adjustments	Redemptions	Total
Notes	$227,070	$416,987	$(622,457)	$21,600
Warrants	178,403	(170,686)	-	7,717
	$405,473	$246,301	$(622,457)	$29,317

The derivative income of $376,156, included within the Consolidated Income Statement, is the net result of the redemptions of $(622,457) and the fair value adjustments of $246,301.

Short-term borrowings

The total available Trade finance facility with Bank of Queensland is $357,640. The repayment term is usually at 90 days or the payment receipt of the particular invoice security. The interest expense related to the Trade finance loan for the year ending December 31, 2013 and 2012 was $9,976 and $nil respectively.  The amount outstanding as of December 31, 2013 and 2012 on this facility was $357,640 and $0, respectively.

15.	Borrowings – Related Party

During the year ended December 31, 2012, a director advanced $101,093 to Xtreme. Interest is accrued on these advances at the rate of 10% per annum. The advances and accrued interest are payable on demand and unsecured. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

On June 8, 2012, Xtreme owed an officer $464,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $36,000 for the acquisition of their working interests in the Lionheart. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

On June 8, 2012, Xtreme owed an employee $80,000 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD) and $3,600 for the acquisition of their working interests in the Lionheart. These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

On June 8, 2012, Xtreme owed a director $42,720 for the acquisition of their working interest in the Saltwater Disposal Well (Gotcheye SWD). These amounts are included in accounts payable – related parties on the consolidated balance sheet as of December 31, 2012. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

On June 11, 2012 a director loaned $50,000 to Xtreme. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the director $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

On June 11, 2012 an officer loaned $200,000 to Xtreme. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the officer $20,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Borrowings – Related Party - continued

On June 11, 2012 an investor loaned $50,000 to Xtreme. The loan is non-interest bearing and due on June 30, 2012 (“Maturity Date”). The Company shall pay the investor $5,000 for underwriting fees, charges and other payments on the maturity date if the Company’s financing is completed. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

During the year ended December 31, 2012, an investor loaned $50,000 to Xtreme for the down payment in the acquisition of Rick’s Transport Services business.  There is no written loan agreement.  The loan is non-interest bearing and due on demand. This loan was settled through issuance of Preferred Shares, see Note 20 Stockholders’ Equity for additional information on the preferred A share issuance.

During the year ended December 31, 2013, a director advanced $357,627 to the Company. Interest is accrued on these advances at the rate of 43% per annum. The advances and accrued interest are payable on demand and unsecured.  This loan was repaid in January 2014.

During the year ended December 31, 2013, a director advanced $48,788 to the Company. Interest is accrued on these advances at the rate of 9% per annum. The advances and accrued interest are payable on demand and unsecured.

During the year ended December 31, 2013, an investor advanced $515,000 to the Company. Interest is accrued on these advances at the rate of 4% per annum. The advances and accrued interest are payable on demand and unsecured.  This loan was repaid in January 2014.

16.	Taxes (Payable) Refundable

		2013	2012
Goods and Services Taxes Payable	Australia	$(75,907)	$-
Withholding Tax Payable	Australia	-	-
Fringe Benefit Tax Payable	Australia	813	-
Value Added Tax Payable	United Kingdom	(53,079)	-
Income Tax Refundable	Australia	1,476,597	-
Taxes Refundable		$1,348,424	$-

The above tax incentive is a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million.  In January 2014, $1,029,601 was received from the Australian Tax Office related to the Income Tax Receivable noted above, and the balance has been determined to be collectible by management.

17.	Income Taxes

Income tax expense for the years ended December 31, 2013 and 2012 is comprised of foreign income tax benefit of $(119,612) and $0, respectively.

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax:

Year Ended December 31,	2013	2012
Federal income tax (benefit) at statutory rate	$(2,110,425)	$(23,949)
Foreign taxes at less than federal statutory rate	(241,871)	-
Nondeductible expenses	(393,229)	(89,926)
Deferred true-ups	4,192,702	-
Valuation allowance change	(1,566,789)	113,875
Total	$(119,612)	$0

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Income Taxes - continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised of the following at December 31:

At December 31,	2013	2012
Investments	$359,286	$-
Loss carryforwards	335,446	2,218,000
Intangibles	(190,371)	-
Total	504,361	2,218,000
Valuation allowance	(694,732)	(2,218,000)
Net deferred tax assets (liabilities)	$(190,371)	$-

In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized.  Accordingly, a full valuation allowance has been established and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements.  The valuation allowance decreased by $1,523,268 and increased by $113,000 during the years ended December 31, 2013 and 2012, respectively. The decrease in the valuation allowance is primarily attributable to the write-off of net operating loss carryforwards.

At December 31, 2013, the Company has net operating loss carryforwards of $987,607 available to reduce future taxable income, if any for federal and state income tax purposes, respectively. The net operating losses begin to expire in 2033.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carrforwards and tax credits after a greater than 50% change in control in ownership.  The Company’s capitalization described herein may have resulted in such a change.  Utilization of the net operating loss carryforwards may be subject to an annual limitation under IRC Section 382 and similar state provisions.  The annual limitation may result in the expiration of the net operating loss carryforwards before utilization.

18.	Employee defined contribution plan

Employees of the Company participate in government mandated defined contribution plan, pursuant to which certain pension benefits are provided to employees.  The government mandate requires certain percentages of the employees’ salaries be paid into Trust accounts for the benefit of the employees. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $63,386 and $0 for year to date December 31, 2013 and December 31, 2012, respectively.

19.	Commitments and Contingencies

Litigation

From time to time, the Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and Contingencies - continued

Leases

Total rent expense incurred by the Company was $46,513 for 2013 and $0 for 2012.

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.

The Company leases office spaces in Australia and in the UK under a lease agreement. The term expiry for the Australian office is May 31, 2015. The term expiry for the UK office is January 11, 2018.

2014	$219,192
2015	160,097
2016	160,097
2017	160,097
2018	4,825
Thereafter	-
$704,308

The Company has entered into commercial leases for company motor vehicles with a term expiring in September 16, 2016. Future minimum rental payments under this operating lease are as follows:

2014	$27,408
2015	27,408
2016	77,275
Thereafter	-
$132,091

The non-current portion of future payments on the commercial leases for company motor vehicles are recorded as Other Long-Term Liabilities on the Balance Sheet. On February 14th, 2014, one of the leased vehicles was sold and the amount of lease liability was repaid. The lease payment liability was reduced by $16,313 per year.

20.	Stockholder’s Equity

Capital Structure

The Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share. The holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of preferred stock, $0.001 par value per share of which 55 were issued and outstanding as of December 31, 2013.

The Company has redeemed and canceled its one class of Non-transferable Preferred Stock.  The Non-transferable Preferred Stock, consisting of 1,000 shares, was returned to the Company by Mr. McAndrew upon his resignation as the Company’s Chief Executive Officer.

Common Stock

In the first quarter of 2012, the Company issued 15,976 restricted shares of its common stock to consultants for $16,571 worth of services. The Company’s shares were valued at approximately $1.04 per share

In the second quarter of 2012, the Company issued 73,673 restricted shares of its common stock to consultants valued at $44,413. The Company’s shares were valued at approximately $0.60 per share.

In the third quarter of 2012, the Company issued 53,315 restricted shares of its common stock to consultants valued at $23,364. The Company’s shares were valued at approximately $0.44 per share.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Stockholder’s Equity - continued

During the year ended December 31, 2012, Xtreme cancelled 67,500 shares of common stock previously issued to a consultant pursuant to a consulting agreement entered into on October 18, 2011. The cancelled shares are being included in the issued and outstanding shares of common stock as of December 31, 2012.

In 2012, Xtreme issued 1,758,838 shares of common stock to convertible note holders in exchange for $83,725 of principal and interest, based upon the original terms of the convertible notes.

In 2013, Xtreme issued 22,986 shares of its common stock to consultants for services rendered to Xtreme valued at $25,554.

In 2013, Xtreme issued 1,409,174 shares of its common stock to various convertible note holders converting outstanding principal of $1,384,863 and accrued interest of $120,837, based upon the original terms of the convertible notes.

In 2013, in association with the acquisition of Massive Media, the Company converted convertible notes of $121,586 into 578,980 shares of common stock and eliminated $20,000 of the derivative liability associated with the convertible notes.

Reverse Split

On August 17, 2013 Xtreme received approval to complete a 1 for 100 reverse split of all outstanding shares of Xtreme's Common Stock by filing a Certificate of Amendment with the Nevada Secretary of State. Each issued and outstanding share of Common Stock would automatically be changed into a fraction of a share of Common Stock in accordance with the ratio of 1 for 100. The par value of the Common Stock would remain unchanged at $0.001 per share, and the number of authorized shares of Common Stock would remain unchanged as well. Any fractional shares resulting from the Reverse Split have been rounded up to the nearest whole number. The reverse split became effective after filing a Certificate of Amendment with the Nevada Secretary of State and upon the completion of the review and comment process with FINRA on August 17, 2013. The Company has retroactively reflected the reverse split in the accompanying financial statements.

Preferred Stock

The shares of Preferred Stock, other than the Nontransferable Preferred Stock, could be issued from time to time by the Company’s Board of Directors in its sole discretion without further approval or authorization by the stockholders, in one or more series, each of which series could have any particular distinctive designations as well as relative rights and preferences as determined by the Board of Directors. The relative rights and preferences that may be determined by the Board of Directors in its discretion from time to time include but are not limited to the following:

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

On May 7, 2013 we issued a total of 3,694,000 shares of our preferred stock to the then current CFO, CEO, COO, Corporate Secretary, and three un-related third parties, in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals. The amount of shares issued to the CEO, COO, CFO, and Corporate Secretary were 1,250,000; 1,500,000; 400,000; and 84,000 shares, respectively, valued at $1,649,340.  On August 17, 2013, the shares of preferred stock were converted into 3,694,000 shares of common stock.

On November 7, 2013, Massive Interactive, Inc. sold 55 shares of redeemable preferred B stock and 55,000,000 of common stock to Southport Lane, LP, through its subsidiaries and Southport Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, respectively, in exchange for an aggregate of $5,500,000. The Preferred Stock accrues an annual dividend of $6,750 per share.  The Preferred Stock is redeemable by the Company at any time prior to November 16, 2016.  Southport Lane Equity II, LLC may convert the Preferred Stock following the 3rd anniversary of the date of issuance.  The Preferred Stock is convertible at $.144, 120% of the closing bid price of the Company’s common stock on November 1, 2013. The conversion price changes for certain diluting issuances in accordance with the agreement.

Securities issued for Working Interests

In 2012, Xtreme issued working interests in the Saltwater Disposal Project valued at $2,585,719.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Business and Geographic Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is the Chief Executive Officer, who reviews consolidated results of operations prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Group; hence, the Group has only one operating segment, namely the software development services.

The Company’s revenues were generated in the following geographic regions:

	2013	2012
United Kingdom	$571,531	$-
Australia	693,717	-
Consolidated total	$1,265,248	$-

Long-lived assets by geographic area consist of property and equipment and are as follows:

	2013	2012
United Kingdom	$39,326	$-
Australia	202,766	-
Consolidated total	$242,092	$-

22.	Legal Matters

On December 1, 2009, Xtreme began legal proceedings in McLain County District Court in Purcell, Oklahoma against D. Deerman, L.P. alleging breach of contract and demanding payment for fees owed, oil and gas production revenue and other expenses on the Oil Creek property in excess of $75,000 based on its contracted ownership percentage. The suit also demanded an accounting discovery for all items in dispute. On December 31, 2009, Deerman filed a counterclaim in the same court claiming breach of contract for drilling the Oil Creek property and demanding payment of $235,000 for expenses incurred. Both parties resolved their respective claims in this action and the matters were dismissed with prejudice on May 24, 2013.

On March 30, 2010, each of Baker Hughes, Pan American Drilling and Native American Drilling began legal proceeding against Xtreme in Logan County District Court in Oklahoma demanding judgment for past due invoices in excess of $75,000. Xtreme disputed the amounts due based on contracted terms between the parties. Xtreme completed the settlement with Baker Hughes on June 15, 2013 and secured a full release and dismissal of the lawsuit with prejudice.

23.	Subsequent events

On March 26, 2014, the Company entered into a binding letter of intent with its Chief Executive Officer, Ronald Downey, to acquire Wunderkind Group Pty Ltd. (“Wunderkind”).  Mr. Downey is the majority shareholder of Wunderkind.

Under the terms of the Letter of Intent, the Company intends to purchase, directly or through a subsidiary, all the outstanding shares of Wunderkind in exchange for a convertible promissory note issued by the Company (the “Transaction”).

The principal amount of the promissory note will be $5.5 million and it will be convertible into 45% of the total shares of common stock issued and outstanding of the Company on a fully diluted post-Transaction basis. The Company shall have until April 26, 2014, to complete its financial, legal and business due diligence of Wunderkind and the Letter of Intent shall not be enforceable upon the discovery of any material non-disclosed information or event during the Company’s due diligence of Wunderkind.  The closing of the Transaction is conditioned upon the approval and consent of the Company’s majority shareholder, Southport Lane Management, LLC, the Company’s board of directors, and Wunderkind’s board of directors, respectively.  The closing is also subject to the Company obtaining a satisfactory fairness opinion with regard to Transaction.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Extinguishment of Liabilities

During the year ended December 31, 2013, the Company redirected its primary operations through the acquisition of Massive Media Pty Ltd and discontinuation of its oil and gas operations. In connection with this redirection, the following table shows the movements in the Company’s liabilities for the year ended December 31, 2013 relating to the Xtreme business.

Total liabilities as of December 31, 2012	$6,250,190
Add/(less):
Liabilities extinguished in discontinued operations	(1,661,676)
Liabilities extinguished through issue of equity instruments	(3,728,203)
Liabilities settled in cash	(14,863)
Movement in derivative fair value (Derivative income in P&L)	(376,156)
Gain on debt forgiveness	(179,154)
Gain on conversion	(233,811)
Additional liabilities incurred during the year ended December 31, 2013	235,842
Other movements	18,757
Total remaining liabilities as of December 31, 2013	$310,926

The equity and liability components reconcile to the Consolidated Balance Sheets and Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit) as follows:

Total remaining liabilities as of December 31, 2013 comprising of:
Convertible note payable	$151,466
Derivative liability	29,317
Accounts payable	130,143
$310,926

Total value of common and preferred stock issued during the year	$9,228,203
Less: common & preferred stock issued to Southport Lane, LP	(5,500,000)
$3,728,203