Form 10-Q
period 2014-03-31
Massive Interactive, Inc.
filed 2014-05-15
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

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

Number of common shares outstanding at May 15, 2014: 61,178,167.

PART I – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM BALANCE SHEETS
(UNAUDITED)

	At March 31, 2014	At December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$424,879	$1,121,181
Accounts receivable – trade	2,631,996	1,243,958
Other receivables	56,733	47,267
Prepayments	117,748	144,694
Work in progress	-	76,729
Taxes refundable	365,151	1,348,424
Total current assets	3,596,507	3,982,253
Property and equipment, net	240,459	242,092
Capitalized software costs, net	4,856,222	4,295,887
Trade name	58,962	59,654
Customer Relationships, net	38,614	39,538
Other assets, net	16,723	16,321
Total non-current assets	5,210,980	4,653,492

Total assets	$8,807,487	$8,635,745

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$410,766	$422,392
Accrued expenses and other current liabilities	285,607	330,236
Convertible notes payable	151,466	151,466
Derivative liability	29,317	29,317
Accrued compensation and related costs	806,693	801,009
Deferred revenue	453,321	2,103
Short-term borrowings	297,236	357,640
Short-term borrowings, related parties	-	921,415
Deferred tax liability	190,371	190,371
Other current liabilities	16,460	27,408
Total current liabilities	2,641,237	3,233,357
Accrued compensation and other related costs – non-current	73,226	80,733
Other long-term liabilities	149,559	104,673
Total long-term liabilities	222,785	185,406

Total liabilities	$2,864,022	$3,418,763

Stockholders’ equity (deficit):
Preferred B shares	-	-
Common stock	61,186	61,186
Additional paid-in capital	45,423,175	45,423,175
Accumulated deficit	(39,373,600)	(40,001,523)
Foreign currency translation adjustment	(167,296)	(265,856)
Total Equity	5,943,465	5,216,982
Total liabilities and stockholders’ equity (deficit)	$8,807,487	$8,635,745

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenues:
Consultancy services	$171,754	$-
License fee	402,100	-
Project services	2,297,344	-
Support services	156,280	-
Other income	86,958	-
Total revenues	3,114,436	-

Operating Expenses:
General and administrative	2,430,598	243,682
Depreciation and amortization	155,787	-
Total Operating Expenses	2,586,385	243,682

Income from operations	528,051	(243,682)

Other income (expense):
Gain (loss) on debt forgiveness	-	44,389
Derivative income	-	39,796
Interest Income	970	-
Interest expense	(129,788)	(62,471)
Total other income (expense)	(128,818)	21,714

Income (loss) from continuing operations before income taxes	399,233	(221,968)
Income tax benefit	228,690	-

Income (loss) from continuing operations	627,923	(221,968)
Discontinued operations:
Income on discontinued operations	-	47,865
Net income (loss)	$627,923	$(174,103)

Comprehensive income (loss):
Foreign currency translation adjustment	98,560	-
Total comprehensive income (loss)	$726,483	$(174,103)

Net income (loss)	627,923	(174,103)
Deemed dividend - amortization of beneficial conversion feature	(540,557)	-
Net income (loss) attributable to Massive Interactive Inc. common stockholders	87,336	(174,103)

Basic and diluted loss per share:
Net income (loss) from continuing operations	$0.00	$(0.40)
Net income (loss) from discontinued operations	$-	$0.09
Net income (loss)	$0.00	$(0.31)

Weighted average common shares – Basic and diluted	61,178,167	560,947

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

  CONSOLIDATED INTERIM STATEMENTS OF CONVERTIBLE PREFERRED STOCK

 STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

							Foreign
					Additional		Currency
	Common		Preferred Shares		Paid-in	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total
Balance at December 31, 2013	61,178,167	$61,186	55	$-	$45,423,175	(40,001,523)	$(265,856)	$5,216,982
Net income	-	-	-	-	-	627,923	98,560	726,483
Balance at March 31, 2014	61,178,167	$61,186	55	$-	$45,423,175	$(39,373,600)	$(167,296)	$5,943,465

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$627,923	$(174,103)
Add back: loss from discontinued operations	-	(47,865)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	155,787	-
Common stock issued for services	-	13,937
Derivative income	-	(39,796)
Gain on debt forgiveness	-	(44,389)
Changes in assets and liabilities:
Accounts receivable and taxes refundable	(414,231)	-
Other current assets	26,946	-
Work in progress	76,729	-
Accounts payable and accrued expenses	405,010	261,936
Net cash provided by (used in) operating activities – continuing operations	878,164	(30,280)
Net cash provided by (used in) operating activities – discontinued operations	-	(32,082)
Net cash provided by (used in) operating activities	878,164	(62,362)

Cash flows from investing activities
Capital software expenditures	(416,677)	-
Net cash (used in) provided by investing activities – continuing operations	(416,677)	-
Net cash (used in) provided by investing activities – discontinued operations	-	(28,105)
Net cash (used in) provided by investing activities	(416,677)	(28,105)

Cash flows from financing activities
Proceeds from advances – related parties	-	4,850
Repayment of advances – related parties	(838,568)	-
Proceeds from notes payable	-	60,000
Repayment of short-term borrowings	(71,350)	-
Net cash (used in) provided by financing activities – continuing operations	(909,918)	64,850
Net cash (used in) provided by financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	(909,918)	64,850
Effect of exchange rates on cash and cash equivalents	(247,871)	-
Net change in cash and cash equivalents	(696,302)	(25,617)
Cash and cash equivalents at beginning of period	1,121,181	26,354
Cash and cash equivalents at end of period	$424,879	$737

Supplemental cash flow information
Cash paid for interest	$129,788	$62,472
Deposits applied to sale of assets	$-	$60,487
Supplemental non-cash investing and financing activities
Common stock issued for notes payable and accrued interest	$-	$330,810

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

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

In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., the Company proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, the Company reported all activity related to Xtreme as discontinued operations beginning with our financial results presented in our Annual Report on form 10-K for the year ended December 31, 2013.  See Note 4.

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

On November 25, 2013 Xtreme changed its name to Massive Interactive, Inc.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 2 – Summary of Significant Accounting Policies - continued

All significant intercompany accounts and transactions are eliminated in consolidation.  Certain items in these financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company’s balance sheet, results of operations, stockholders’ equity or cash flows.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013 should be read in conjunction with these consolidated financial statements.  Results of operations for interim periods are not necessarily indicative for the results of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, Massive Media Pty Ltd and Massive Interactive Media Ltd. As part of the acquisition of Massive Media Pty Ltd and its controlled entities by the Company, it discontinued all oil and gas operations related to properties owned in Texas and Oklahoma.  Financial results related to the oil and gas operations is reported as discontinued operations beginning with the financial results as of March 31, 2013 (See Note 4).

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

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account.  No allowance for doubtful accounts was recorded as of March 31, 2014 and December 31, 2013, respectively.

The Company did not have any off balance-sheet credit exposure relating to its customers, suppliers or others.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

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

Major customers

The Company has two significant customers which individually accounted for 17% and 14%, respectively, of the revenues for the three months ended March 31, 2014. The Company sales to its top five customers accounted for approximately 70% and 57% of revenues during the three month period ended March 31, 2014 and the year ended December 31, 2013, respectively. These customers accounted for approximately 84% and 59% of accounts receivable balance as of March 31, 2014 and December 31, 2013, respectively.

Major suppliers

The Company had purchases from seven vendors that accounted for approximately 45% and 52% of purchases during the three month period ended March 31, 2014 and year ended December 31, 2013, respectively. These vendors accounted for approximately 35% and 20% of accounts payable balance as of period ended March 31, 2014 and December 31, 2013, respectively.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

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

The exchange rates applied are as follows:

	Quarter	Year
	2014	2013
Year end AUD to USD exchange rate	0.9229	0.8941
Year end GBP to USD exchange rate	1.6664	1.6561
Average AUD to USD exchange rate	0.8941	0.9578
Average GBP to USD exchange rate	1.6616	1.5669

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies - continued

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

Deemed dividend

We incur a deemed dividend on Series B Preferred Redeemable Stock. As the conversion rate was less than the deemed fair value of the Common Stock of $0.50, the Series B Preferred Redeemable Stock contains a beneficial conversion feature as described in ASC 470. The difference in the stated conversion price and estimated fair value of the Common Stock is accounted for as a beneficial conversion feature and affects EPS. The potential impact of the beneficial conversion feature on EPS has been disclosed in the Consolidated Interim Statements of Operations and Comprehensive Income (Loss).

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

NOTE 3 – Acquisition of Massive Media

On November 15, 2013 the Company acquired all of the issued and outstanding capital stock of Massive Media, a proprietary limited company organized under the laws of New South Wales, Australia, from the shareholders of Massive Media in exchange for $3,301,907 in cash pursuant to a stock purchase agreement dated October 17, 2013.   The Company also assumed short term borrowings of $1,979,220. It was determined that the Company had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred by$726,010. The final purchase consideration for the 2013 acquisition of Massive Media was $6,007,137.

Unaudited pro forma results of operations data for the three months ended March 31, 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.  The below table excludes balances for operations that were discontinued; see Note 4 below for additional information.

Unaudited Pro Forma Results of Operations
For the three months ended March 31, 2013

Revenues from continuing operations	$1,007,482
Loss from continuing operations	$(816,221)
Net income (loss) from continuing operations	$(433,864)

Basic income (loss) per share:	$(0.01)
Diluted income (loss) per share:	$(0.01)
Proforma shares outstanding	55,560,947

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Discontinued Operations

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

The following table shows certain components of the results of operations of the Company’s discontinued operations:

	For the three months ended March 31
	2014	2013
Revenues	$-	$48,964

Income from discontinued operations	$-	$47,865

(Loss) on disposal of discontinued operations	$-	$-

Income from discontinued operations	$-	$47,865

Basic earnings per share attributable to discontinued operations:	$-	$0.09

Diluted earnings per share attributable to discontinued operations:	$-	$0.09

NOTE 5 – Intangible Assets

 Intangible assets consist of the following:

	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Capitalized Software Costs	$5,044,562	$(188,340)	$4,856,222	$4,360,000	$(64,113)	$4,295,887
Tradenames	60,000	(1,038)	58,962	60,000	(346)	59,654
Customer Relationships	40,000	(1,386)	38,614	40,000	(462)	39,538
Total	$5,144,562	$(190,764)	$4,953,798	$4,460,000	$(64,921)	$4,395,079

Amortization expense amounted to $125,843 and $0 for the three month periods ended March 31, 2014 and 2013, respectively.

The Company amortizes intangible assets on a straight line basis over their estimated useful lives, generally as follows: four to nine years for technology, ten to twenty years for customer relationships and trade names, and one to five years for other intangible assets.

NOTE 6 – Fair Value Measurements

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Fair Value Measurements - continued

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3

As of March 31, 2014
Liabilities
Warrant liability	$7,717	$-	$-	$7,717
Note liability	21,600	-	-	21,600
As of December 31, 2013
Liabilities
Warrant liability	$7,717	$-	$-	$7,717
Note liability	21,600	-	-	21,600

The carrying amounts of the Company’s long-term liabilities approximate their fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.  See Note 9 for additional information about the changes in the fair value for the items above.

NOTE 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at March 31, 2014 and December 31, 2013 comprises of the following

	March 31, 2014	December 31, 2013
Credit Cards	$50,043	$16,763
Accrued Expenses	235,564	313,473
Accrued Expenses and Other Current Liabilities	$285,607	$330,236

Accrued expenses constitute trade creditor balances where invoices have not yet been received.

NOTE 8 – Accrued Compensation and Related Costs

Accrued compensation and related costs at March 31, 2014 and December 31, 2013 were as follows:

Current	March 31, 2014	December 31, 2013
Payable to Staff	$377	$5,499
Long Service Leave Provision	202,757	188,118
Annual Leave Provision	290,067	328,842
Employee Pension Plan	126,190	110,966
Federal Payroll Tax	170,583	152,681
State Payroll Tax	16,719	14,903
Accrued compensation and related costs	$806,693	$801,009

Non-Current	March 31, 2014	December 31, 2013
Long Service Leave Provision-non current	$73,226	$80,733
Accrued compensation and related costs-non current	$73,226	$80,733

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – Borrowings

Convertible Notes Payable

On September 12, 2011, Xtreme raised $2,360,000 in convertible notes (the “9/12 Notes”). The 9/12 Notes bear an interest rate of 12% per annum and matured on September 12, 2013. Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s common stock; provided however, that in no event shall the lender be entitled to convert any portion of the 9/12 Notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of our common stock. The 9/12 Notes are convertible at a fixed conversion price of $0.28 per share. In addition, Xtreme issued warrants (the “Warrants”) to acquire 6,810,269 shares of the Company’s common stock at a strike price of $0.28 per share. The Warrants expire on September 12, 2016. The conversion price of the 9/12 Notes and Warrants will be reduced in the event the Company issues or sells any shares of common stock less than the conversion price.

 Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012. As a result the remaining 9/12 Notes totaling $151,466 as of March 31, 2014 remain in default. The Company is accruing interest at the default rate of 18% as a result.

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

	Three Months Ended March 31, 2014
Derivative liability	12/31/13	Fair Value Adjustments	Redemptions	Total
Notes	$21,600	$-	$-	$21,600
Warrants	7,717	-	-	7,717
	$29,317	$-	$-	$29,317

Short-term borrowings

The total available Trade finance facility with Bank of Queensland is $369,152 (AUD 400,000). The repayment term is usually at 90 days or the payment receipt of the particular invoice security. The interest expense related to the Trade finance loan for the three month period ended March 31, 2014 and the year ending December 31, 2013 was $3,510 and $9,976 respectively.  The amount outstanding as of March 31, 2014 and December 31, 2013 on this facility was $297,236 and $357,640, respectively.

NOTE 10 – Borrowings – Related Party

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – Taxes (Payable) Refundable

		Quarter ended March 31, 2014	Quarter ended March 31, 2013
Goods and Services Taxes Payable	Australia	$(86,703)	$-
Withholding Tax Payable	Australia		-
Fringe Benefit Tax Payable	Australia	(2,772)	-
Value Added Tax Payable	United Kingdom	(242,151)	-
Income Tax Refundable	Australia	696,777	-
Taxes Refundable		$365,151	$-

The above tax incentive is a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million.

NOTE 12 – Income Taxes

Income tax expense for the three month periods ended March 31, 2014 and 2013 is comprised of foreign income tax benefit of $(228,690) and $0, respectively.

The following summarizes the difference between the income tax benefit and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax:

	Quarter ended March 31, 2014	Quarter ended March 31, 2013

Federal income tax expense (benefit) at statutory rate	213,494	(59,195)
Foreign taxes at less than federal statutory rate	(25,117)	-
Non-deductible (non-assessable) items / losses not recognised	(188,377)	59,195
Add: tax incentive	228,690	-
Income tax refund	$228,690	$-

NOTE 13 – Employee Defined Contribution Plan

Employees of the Company participate in government mandated defined contribution plan, pursuant to which certain pension benefits are provided to employees.  The government mandate requires certain percentages of the employees’ salaries be paid into Trust accounts for the benefit of the employees. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $130,869 and $0 for the three month periods ended March 31, 2014 and 2013, respectively.

NOTE 14 – Stockholders’ Equity

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

The Company has redeemed and canceled its one class of Non-transferable Preferred Stock.  The Non-transferable Preferred Stock, which consisted of 1,000 shares, was returned to the Company by Mr. McAndrew upon his resignation as the Company’s Chief Executive Officer, on September 6, 2013.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – Stockholders’ Equity - continued

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

On November 7, 2013, the Company sold 55 shares of redeemable preferred B stock and 55,000,000 of common stock to Southport Lane, LP, through its subsidiaries and Southport Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, respectively, in exchange for an aggregate of $5,500,000. The Preferred Stock accrues an annual dividend of $6,750 per share.  The Preferred Stock is redeemable by the Company at any time prior to November 16, 2016.  Southport Lane Equity II, LLC may convert the Preferred Stock following the 3rd anniversary of the date of issuance.  The Preferred Stock is convertible at $0.60, 120% of the closing bid price of the Company’s common stock on November 1, 2013. The conversion price changes for certain diluting issuances in accordance with the agreement.

NOTE 15 – Business and Geographic Segment Information

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer, who reviews consolidated results of operations prepared in accordance with GAAP when making decisions about allocating resources and assessing performance of the Group; hence, the Group has only one operating segment, namely the software development services.

For the three month periods ended March 31, 2014 and 2013, the Company’s revenues were generated in the following geographic regions:

	2014	2013
United Kingdom	$1,146,109	$-
Australia	1,968,327	-
Consolidated total	$3,114,436	$-

At March 31, 2014 and December 31, 2013, long-lived assets by geographic area consist of property and equipment and are as follows:

	2014	2013
United Kingdom	$65,676	$39,326
Australia	174,783	202,766
Consolidated total	$240,459	$242,092

NOTE 16 – Subsequent Events

On March 26, 2014, the Company entered into a binding letter of intent (the “Letter of Intent”) with its Chief Executive Officer, Ronald Downey, to acquire Wunderkind Group Pty Ltd. (“Wunderkind”).  Mr. Downey is the majority shareholder of Wunderkind.

Under the terms of the Letter of Intent, the Company intended to purchase, directly or through a subsidiary, all the outstanding shares of Wunderkind in exchange for a convertible promissory note issued by the Company (the “Transaction”).

On May 1, 2014, the Company consummated the Transaction pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note (the “Promissory Note”) issued by the Company (the “Transaction”). The principal amount of the promissory note is $5.5 million and it is convertible into 45% of the total shares of the Company common stock issued and outstanding on a fully diluted basis on the date of conversion. The Promissory Note has a term of one year and bears interest at the rate of 0.5% annually.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – Subsequent Events - continued

The Stock Purchase Agreement was entered into in accordance with the terms Letter of Intent. The Stock Purchase Agreement contains customary representations and warranties and covenants of each party. Breaches of the representations and warranties will be subject to customary indemnification provisions. In accordance with the Letter of Intent, the closing of the Transaction was also subject to the Company obtaining a satisfactory fairness opinion with regard to the Transaction. The Board of Directors of the Company has received such a fairness opinion from HighBank Securities LLC (“High Bank”), a mid-market investment bank and financial advisory firm experienced in technology and software. HighBank’s fairness opinion stated that the consideration to be paid by Wunderkind is fair from a financial point of view to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our accompanying consolidated financial statements and related notes.

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2013.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations

The following paragraphs set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. Our results are comprised of the results of operation of Massive Media Pty Ltd., (“Massive Media”) for the three months ended March 31, 2014. As noted in our annual report on Form 10-K filed with the SEC on April 15, 2014, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, we reported all activity related to Xtreme’s operations as discontinued operations for the three months ended March 31, 2014 and 2013.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this form 10-K.

For the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Revenues

For the three month period ended March 31, 2014, revenues were $3,114,436 compared to revenues of $0 for the three month period ended March 31, 2013. Our revenue is comprised of the revenue recognized by Massive Media for the three months ended March 31, 2014. As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the three months ended March 31, 2014 and 2013, respectively.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this Quarterly Report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

 General and Administrative Expenses

For the three month period ended March 31, 2014, general and administrative expenses were $2,430,598 compared to $243,682 for the three month ended March 31, 2013. Our general and administrative expenses are comprised of the expenses recorded by Massive Media for the three month period ended March 31, 2014 as well as the remaining expenditures of Xtreme that were not reported in discontinued operations for the three months ended March 31, 2014 and 2013, respectively. As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.

Depreciation and Amortization Expenses

Depreciation and amortization expense during the three months ended March 31, 2014 and 2013 was approximately $155,787 and $0, respectively.  Our depreciation and amortization expenses are comprised of the expenses recorded by Massive Media for the three month period ended March 31, 2014. As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the three months ended March 31, 2014 and 2013, respectively. Further detail can be found within Note 4, Discontinued Operation in our financial statements included in this Quarterly Report.

Other Income (expense)

Other income (expense) decreased from $21,714 of income in 2013 to $128,818 of expense in 2014. This was primarily due to the addition of Massive Media interest expense in 2014.

Income Tax Benefit

The income tax benefit increased from $0 in 2013 to $228,690 for the three months ended March 31, 2014. The income tax benefit relates to the operations of Massive Media and represents a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million. See Note 11, Taxes (Payable) Refundable in our financial statements included in this Quarterly Report.

Net Loss

For the three month period ended March 31, 2014, we had net income of $627,923 compared with net loss of $174,103 for the three months ended March 31, 2013. The increase in net income from 2013 was primarily due to the increase in revenue from the acquisition of Massive Media.

Liquidity and Capital Resources

As of March 31, 2014, our continuing operations had cash of $424,879, and a working capital balance of $955,270. As of December 31, 2013, continuing operations had cash of $1,121,181 and a working capital balance of $748,896.  Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future.

Cash Flows from Continuing Operations

Operating activities

Cash provided by (used in) operating activities from continuing operations during the three month periods ended March 31, 2014 and 2013 was $878,164 and ($30,280), respectively.  The cash flows from operations in 2014 related to net income of 627,923, depreciation and amortization of $155,787 and changes in operating assets and liabilities of $94,454.  For 2013, Xtreme’s changes in operating assets and liabilities used $261,936 of cash, in addition to a consolidated net loss from continuing operations for the quarter ended March 31, 2013 of $221,968, in addition to net non-cash expenses of $70,248, were the factors contributing to the net cash used in operating activities in 2013.

Investing Activities

Cash used in investing activities from continuing operations was $416,677, related entirely of capital expenditures for the first quarter ended March 31, 2014.  The quarter ended March 31, 2013 had no cash flow change for continuing operations as a result of investing activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financing Activities

Cash (used in) provided by financing activities of continuing operations for the three month period ended March 31, 2014 amounted to ($909,918), compared to $64,850 for the three month period ended March 31, 2013 for Xtreme.  This is primarily due to the funds paid of $909,918 on borrowings in the first quarter in 2014, compared to proceeds received from borrowings of $64,850 in the first quarter of 2013.

Disclosure About Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3.                QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

                              None

ITEM 1A.             RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K which was filed with the SEC on April 15, 2014.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                              None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

                              None

ITEM 4.                MINE SAFETY DISCLOSURES

                              Not applicable

ITEM 5.                OTHER INFORMATION

                              None

ITEM 6.                EXHIBITS

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 * Pursuant to Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) information included in Exhibit 101 hereto is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massive Interactive Inc.

May 15, 2014	By:	/s/ Ron Downey
Ron Downey, Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ Antaine Furlong
Antaine Furlong, Chief Financial Officer
(Principal Financial Officer)