Form 10-Q
period 2014-06-30
Massive Interactive, Inc.
filed 2014-08-19
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer 	☐	Accelerated filer 	☐	Non-accelerated filer 	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes o No x

Number of common shares outstanding at August 19, 2014: 61,178,167.

PART I – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM BALANCE SHEETS
(UNAUDITED)

	At June 30,	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$240,420	$1,121,181
Accounts receivable – trade	1,704,129	1,243,958
Other receivables	43,733	47,267
Prepayments	103,153	144,694
Work in progress	577,878	76,729
Taxes refundable	864,802	1,348,424
Total current assets	3,534,115	3,982,253
Property and equipment, net	226,807	242,092
Capitalized software costs, net	7,111,516	4,295,887
Trade name	406,270	59,654
Goodwill	9,517,202	-
Customer relationships, net	791,690	39,538
Other assets, net	15,896	16,321
Total non-current assets	18,069,381	4,653,492

Total assets	$21,603,496	$8,635,745

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$382,273	$422,392
Accrued expenses and other current liabilities	518,125	330,236
Convertible notes payable	5,651,466	151,466
Derivative liability	5,085,317	29,317
Accrued compensation and related costs	914,928	801,009
Deferred revenue	105,139	2,103
Short-term borrowings	-	357,640
Short-term borrowings, related parties	-	921,415
Deferred tax liability	190,371	190,371
Other current liabilities	23,691	27,408
Total current liabilities	12,871,310	3,233,357
Accrued compensation and other related costs – non-current	55,800	80,733
Other long-term liabilities	9,100	104,673
Total long-term liabilities	64,900	185,406

Total liabilities	12,936,210	3,418,763

Stockholders’ equity:
Preferred B shares	-	-
Common stock	61,186	61,186
Additional paid-in capital	45,423,175	45,423,175
Accumulated deficit	(36,739,033)	(40,001,523)
Foreign currency translation adjustment	(78,042)	(265,856)
Total Equity	8,667,286	5,216,982
Total liabilities and stockholders’ equity	$21,603,496	$8,635,745

 See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Three Months Ended June 30,
	2014	2013

Revenues:
Consultancy services	$106,781	$-
License fee	240,125	-
Project services	3,217,507	-
Support services	58,406	-
Other income	90,187	-
Total revenues	3,713,006	-

Operating Expenses:
General and administrative	2,987,779	1,027,886
Depreciation and amortization	235,769	-
Total Operating Expenses	3,223,548	1,027,886

Income (loss) from operations	489,458	(1,027,886)

Other income (expense):
Gain (loss) on debt forgiveness	-	(35,864)
Gain on change in fair value of derivative liability	2,019,000	95,378
Interest Income	312	-
Interest expense	(110,467)	38,747
Total other income (expense)	1,908,845	98,261

Income (loss) from continuing operations before income taxes	2,398,303	(929,625)
Income tax benefit	237,880	-

Income (loss) from continuing operations	2,636,183	(929,625)
Discontinued operations:
Income (loss) on discontinued operations	-	(437,395)
Net income (loss)	$2,636,183	$(1,367,020)

Comprehensive income (loss):
Foreign currency translation adjustment	89,255	-
Total comprehensive income (loss)	$2,725,438	$(1,367,020)

Net income (loss)	2,636,183	(1,367,020)
Deemed dividend – amortization of beneficial conversion feature	(324,334)	-
Net income (loss) attributable to common stockholders	2,311,849	(1,367,020)

Basic Earnings (loss) per share:
Net income (loss) from continuing operations	$0.04	$(2.20)
Net income (loss) from discontinued operations	$-	$(0.30)
Net income (loss)	$0.04	$(2.50)

Weighted average common shares – Basic	61,178,167	1,438,509

Diluted Earnings (loss) per share:
Net income (loss) from continuing operations	$0.00	$(2.19)
Net income (loss) from discontinued operations	$-	$(0.30)
Net income (loss)	$0.00	$(2.49)

Weighted average common shares – Diluted	71,316,270	1,448,937

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Revenues:
Consultancy services	$278,535	$-
License fee	642,225	-
Project services	5,514,851	-
Support services	214,686	-
Other income	177,145	-
Total revenues	6,827,442	-

Operating Expenses:
General and administrative	5,418,377	1,202,948
Depreciation and amortization	393,172	-
Total Operating Expenses	5,811,549	1,202,948

Income (loss) from operations	1,015,893	(1,202,948)

Other income (expense):
Gain (loss) on debt forgiveness	-	8,525
Gain on change in fair value of derivative liability	2,019,000	135,174
Interest Income	1,358	-
Interest expense	(240,331)	(23,724)
Total other income (expense)	1,780,027	119,975

Income (loss) from continuing operations before income taxes	2,795,920	(1,082,973)
Income tax benefit	466,570	-

Income (loss) from continuing operations	3,262,490	(1,082,973)
Discontinued operations:
Income (loss) on discontinued operations	-	(458,150)
Net income (loss)	$3,262,490	$(1,541,123)

Comprehensive income (loss):
Foreign currency translation adjustment	187,814	-
Total comprehensive income (loss)	$3,450,304	$(1,541,123)

Net income (loss)	3,262,490	(1,541,123)
Deemed dividend – amortization of beneficial conversion feature	(864,892)	-
Net income (loss) attributable to common stockholders	2,397,598	(1,541,123)

Basic Earnings (loss) per share:
Net income (loss) from continuing operations	$0.04	$(1.54)
Net income (loss) from discontinued operations	$-	$(0.46)
Net income (loss)	$0.04	$(2.00)

Weighted average common shares – Basic	61,178,167	1,002,152

Diluted Earnings (loss) per share:
Net income (loss) from continuing operations	$0.00	$(1.54)
Net income (loss) from discontinued operations	$-	$(0.46)
Net income (loss)	$0.00	$(2.00)

Weighted average common shares – Diluted	77,393,847	1,002,152

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

  CONSOLIDATED INTERIM STATEMENTS OF CONVERTIBLE PREFERRED STOCK
 STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common		Preferred Shares		Additional Paid in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	61,178,167	$61,186	55	$-	$45,423,175	$(40,001,523)	$(265,856)	$5,216,982
Net income	-	-	-	-	-	3,262,490	187,814	3,450,304
Balance at June 30, 2014	61,178,167	$61,186	55	$-	$45,423,175	$(36,739,033)	$(78,042)	$8,667,286

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$3,262,490	$(1,082,973)
Add back: loss from discontinued operations	-	(458,150)
Net income (loss)	3,262,490	(1,541,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	392,983	-
Common stock issued for services	-	18,938
Gain on change in fair value of derivative liability	(2,019,000)	(135,174)
Gain on debt forgiveness	-	(26,966)
Loss on disposal of properties	998	-
Preferred stock issued for services	-	1,484,660
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable and taxes refundable	22,111	-
Other current assets	43,534	-
Other receivables	-	(55,300)
Work in progress	(529,588)	-
Deferred revenue	103,036	-
Accounts payable and accrued expenses	74,185	(188,195)
Net cash provided by (used in) operating activities – continuing operations	1,350,749	(443,160)
Net cash provided by operating activities – discontinued operations	-	28,672
Net cash provided by (used in) operating activities	1,350,749	(414,488)

Cash flows from investing activities
Capital software expenditures	(914,178)	-
Cash received in acquisition	20,203	-
Purchases of property and equipment	(54,995)	-
Net cash used in investing activities – continuing operations	(948,970)	-
Net cash provided by investing activities – discontinued operations	-	376,178
Net cash (used in) provided by investing activities	(948,970)	376,178

Cash flows from financing activities
Proceeds from advances – related parties	-	9,700
Repayment of advances – related parties	(725,388)	(15,760)
Repayment of bank loans	(247,286)	-
Proceeds from short-term notes payables	-	50,000
Repayment of hire purchase liability	(57,974)	-
Net cash (used in) provided by financing activities – continuing operations	(1,030,648)	43,940
Net cash (used in) provided by financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	(1,030,648)	43,940
Effect of exchange rates on cash and cash equivalents	(251,892)	-
Net change in cash and cash equivalents	(880,761)	5,630
Cash and cash equivalents at beginning of period	1,121,181	26,354
Cash and cash equivalents at end of period	$240,420	$31,984

Supplemental cash flow information
Cash paid for interest	$129,788	$23,724
Cash paid for income taxes	$-	$-

Supplemental non-cash investing and financing activities
Fair value of convertible note issued for acquisition, net of cash received	$12,554,797	$-

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

Massive Interactive, Inc. (the “Company”) a leading provider of innovative solutions for the management, delivery and streaming of Internet Protocol (IP)-based video and media assets. The Company’s comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across just about every device used by consumers including Games Consoles, Smart TV’s, Tablets, Smart Phones, Internet-Enabled Set Top Boxes and other internet linked devices. The Company’s suite of products include, MDK, a cross-device software development solution, MUI, a cross devices suite of User Interfaces, MSM, a powerful video management Content Management System (CMS), and MVP, a complete end-to-end managed video platform. The Company’s offers its solutions over the Internet as a subscription service model using a software-as-a-service (SaaS) or an on-demand model, and by installing our software onsite for clients as part of an enterprise licensing model. The Company’s software addresses the unique needs found across different industry verticals, each with the shared aim of offering video to consumers across multiple devices. The verticals the Company addresses are across Telecommunications, Media, Technology, Hospitality, Automotive, Travel & Leisure and Publishing. The Company has an average ‘Win’ ratio of 92%, as its solutions significantly enhance the way its clients can monetize and manage their media assets by helping to drive sales and drastically reducing the overall cost of ownership of enterprise grade video management and merchandising for its customers.

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

On November 25, 2013 Xtreme changed its name to Massive Interactive, Inc.

On May 1, 2014, Massive Interactive, Inc. consummated the purchase of all outstanding shares of Wunderkind Group Pty Ltd. (“Wunderkind”) pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note issued by the Company.  The principal amount of the promissory note is $5.5 million and it is convertible into 45% of the total shares of the Company common stock issued and outstanding on a fully diluted basis on the date of conversion. The promissory note has a term of one year and bears interest at the rate of 0.5% annually.

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

Going Concern and Plan of Operation

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2014, the Company's continuing operations had cash of $240,420, and a working capital balance of $1,399,588. As of December 31, 2013, continuing operations had cash of $1,121,181 and a working capital balance of $748,896. Working capital is defined as current assets minus current liabilities, excluding restricted cash, convertible loan notes, derivative liability and discontinued operations.

The Company took aggressive steps to become debt free in the six months to June 30, 2014 and has repaid $972,674 of borrowings in order to become free of debt constraints. This was nonrecurring and one off. Excluding the repayment of these borrowings, the Company was cash flow positive for the six months ended June 30, 2014.

The Company is comfortable that the convertible loan note due for payment on May 1, 2015 will be settled for shares, this assumption is based on the fact that the principal noteholder is Mr. Ron Downey who is also a director of Massive.

The Company believes that the currently available cash and cash flows from future operations will be sufficient to satisfy the Company's anticipated working capital requirements for the foreseeable future.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, Massive Media Pty Ltd and Massive Interactive Media Ltd. As part of the acquisition of Massive Media Pty Ltd and its controlled entities by the Company, it discontinued all oil and gas operations related to properties owned in Texas and Oklahoma.  Financial results related to the oil and gas operations is reported as discontinued operations beginning with the financial results presented within this document as of June 30, 2013 (See Note 4).

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

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account.  No allowance for doubtful accounts was recorded as of June 30, 2014 and December 31, 2013, respectively.

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

Major customers

For the six month period ended June 30, 2014, the Company had two significant customers which individually accounted for 11% and 10%, respectively, of the revenues. The Company’s sales to its top five customers accounted for approximately 48% and 57% of revenues during the six month period ended June 30, 2014 and the year ended December 31, 2013, respectively. These customers accounted for approximately 61% and 59% of accounts receivable balance as of June 30, 2014 and December 31, 2013, respectively.

Major suppliers

The Company had purchases from seven vendors that accounted for approximately 36% and 52% of purchases during the three month period ended June 30, 2014 and the year ended December 31, 2013, respectively. These vendors accounted for approximately 10% and 20% of the accounts payable balance as of period ended June 30, 2014 and December 31, 2013, respectively.

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

The exchange rates applied are as follows:

	Six Months Ended	Three Months Ended	Year Ended
	2014	2014	2013
Period end AUD to USD exchange rate	0.9394	0.9394	0.8941
Period end GBP to USD exchange rate	1.7052	1.7052	1.6561
Average AUD to USD exchange rate	0.9148	0.9329	0.9578
Average GBP to USD exchange rate	1.6751	1.6890	1.5669

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

The identification of, and accounting for, derivative instruments is complex. The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For bifurcated conversion options related to the notes issued in 2011 (see Note 9) that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using the binomial option pricing model. That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company’s current Common Stock price and expected dividend yield, and the expected volatility of the Company’s Common Stock price over the life of the option.

For the bifurcated conversion option related to the convertible note issued in 2014 (see Note 9) in connection with the Wunderkind Acquisition, the Company determined the fair value of the instruments using the Montel Carlo Valuation Model, due to the multitude of possible outcomes for the instrument. This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company's current Common Stock price and expected dividend yield, and the expected volatility of the Company's Common Stock price over the life of the option.

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

Earnings (Loss) per Share

The Company adopted ASC 260, "Earnings Per Share" ("EPS"), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

The following sets forth the computation of diluted EPS for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,311,849	61,178,167	$0.04	$2,397,598	61,178,167	$0.04

Change in fair value of derivative instruments	(2,019,000)	-		(2,019,000)	-

Dilutive shares related to notes and warrants	-	10,138,103		-	16,215,680

Dilutive EPS	$292,849	71,316,270	$0.00	$378,598	71,316,270	$0.00

Basic net income per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented for the six month ended June 30, 2014 and the periods ended June 30, 2013 in the consolidated financial statements as their effect would be anti-dilutive.  The total number of shares issuable upon conversion of preferred shares that were not included in dilutive earnings per share for the three and six months ended June 30, 2014 were 5,092,967 and 3,517,823.

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

Net Income (Loss) Attributable to Common Shares

The Company is required to provide basic and dilutive earnings per common share information. The basic net income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the unaudited condensed consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

NOTE 3 – Acquisitions

The following transactions were accounted for using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.

Massive Media

On November 15, 2013 the Company acquired all of the issued and outstanding capital stock of Massive Media, a proprietary limited company organized under the laws of New South Wales, Australia, from the shareholders of Massive Media in exchange for $3,301,907 in cash pursuant to a stock purchase agreement dated October 17, 2013.   The Company also assumed short term borrowings of $1,979,220. It was determined that the Company had entered into a bargain purchase transaction, in which the fair value of the acquired assets exceeded the consideration transferred by $726,010. The final purchase consideration for the 2013 acquisition of Massive Media was $6,007,137.

Unaudited pro forma results of operations data for the three and six months ended June 30, 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.  The below table excludes balances for operations that were discontinued; see Note 4 below for additional information.

	Unaudited Pro Forma Results of Operations
	For the six months	For the three months
	ended June 30, 2013	ended June 30, 2013

Revenues from continuing operations	$3,243,080	$1,790,038
Loss from continuing operations	$(2,259,733)	$(1,773,590)
Net income (loss) from continuing operations	$(1,665,302)	$(1,345,839)

Basic income (loss) per share:	$(0.03)	$(0.02)
Diluted income (loss) per share:	$(0.03)	$(0.02)
Proforma shares outstanding	55,560,947	55,560,947

Wunderkind

On May 1, 2014, the Company consummated the purchase of all outstanding shares of Wunderkind pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note (the “Wunderkind Promissory Note”) issued by the Company.  The principal amount of the promissory note is $5.5 million and it is convertible into 45% of the total shares of the Company common stock issued and outstanding on a fully diluted basis on the date of conversion. The Wunderkind Promissory Note has a term of one year and bears interest at the rate of 0.5% annually.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Acquisitions - continued

The Stock Purchase Agreement was entered into in accordance with the terms of a binding letter of intent with the Company’s Chief Executive Officer, Ronald Downey, as earlier disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 1, 2014. Mr. Downey is the majority shareholder of Wunderkind. The Stock Purchase Agreement contains customary representations and warranties and covenants of each party. Breaches of the representations and warranties will be subject to customary indemnification provisions.

The purchase price is calculated as follows:

Convertible note	$5,500,000
Fair value of conversion feature	7,075,000
Total estimated purchase price	$12,575,000

The preliminary purchase price allocation as of the date of acquisition is set forth in the table below and reflects various fair value estimates and analysis. These estimates were determined through established and generally accepted valuation techniques including preliminary work performances by third-party valuation specialists, and are subject to change during the purchase price allocation period (up to one year from the acquisition date) as valuations are finalized.

Cash and cash equivalents	$20,203
Trade names and Trademarks	360,000
Developed Software	2,100,000
Customer relationships	780,000
Goodwill	9,517,202
Property, plant and equipment	2,860
Net working capital, net of cash	(205,265)
Total allocation of purchase price	$12,575,000

Unaudited pro forma results of operations data for the three and six months ended June 30, 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future. The below table excludes balances for operations that were discontinued; see Note 4 below for additional information.

	Unaudited Pro Forma Results of Operations
	For the six months	For the three months
	ended June 30, 2013	ended June 30, 2013

Revenues from continuing operations	$316,780	$157,968
Loss from continuing operations	$(1,641,243)	$(1,466,472)
Net income (loss) from continuing operations	$(1,408,084)	$(1,248,534)

Basic income (loss) per share:	$(1.41)	$(0.86)
Diluted income (loss) per share:	$(1.41)	$(0.86)
Proforma shares outstanding	55,560,947	55,560,947

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Discontinued Operations - continued

The following table shows certain components of the results of operations of the Company’s discontinued operations:

	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$-	$74,929	$-	$25,965
Income (loss) from discontinued operations	$-	$(458,150)	$-	$(437,395)

Net income (loss)	$-	$(458,150)	$-	$(437,395)

Basic earnings per share attributable to discontinued operations:	$-	$(0.46)	$-	$(0.30)
Diluted earnings per share attributable to discontinued operations:	$-	$(0.46)	$-	$(0.30)

NOTE 5 – Intangible Assets

 Intangible assets consist of the following:

	June 30, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized Software Costs	$7,424,994	$(313,478)	$7,111,516	$4,360,000	$(64,113)	$4,295,887
Tradenames	420,000	(13,730)	406,270	60,000	(346)	59,654
Customer Relationships	820,000	(28,310)	791,690	40,000	(462)	39,538
Goodwill	9,517,202	-	9,517,202	-	-	-
Total	$18,182,196	$(355,518)	$17,826,678	$4,460,000	$(64,921)	$4,395,079

Amortization expense amounted to $355,518 and $0 for the six month periods ended June 30, 2014 and 2013, respectively.

The Company amortizes intangible assets on a straight line basis over their estimated useful lives, generally as follows: four to nine years for software, ten to twenty years for customer relationships and trade names, and one to five years for other intangible assets, except goodwill. Goodwill is not amortized, but subject to impairment testing.

Amortization of the remaining intangible assets is expected to be $1,262,187 for 2014, $1,683,495 for years 2015 through 2018 and $733,748 in aggregate for years thereafter through 2019.

The following table sets forth the changes in the Company’s goodwill during the six-month period ended June 30, 2014 resulting from the acquisition by the Company of its operating subsidiary.

The following table summarizes the Company’s goodwill as of June 30, 2014 and December 31, 2013:

Goodwill
December 31, 2013	$-

Acquisition of Wunderkind	9,517,202

Balance at June 30, 2014	$9,517,202

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Fair Value Measurements - continued

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1		Level 2		Level 3

As of June 30, 2014
Liabilities
Conversion feature	$5,056,000	$		$		$5,056,000
Warrant liability	7,717		-		-	7,717
Note liability	21,600		-		-	21,600

As of December 31, 2013
Liabilities
Warrant liability	$7,717		$-		$-	$7,717
Note liability	21,600		-		-	21,600

The carrying amounts of the Company’s long-term liabilities approximate their fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.  See Note 9 for additional information about the changes in the fair value for the items above.

NOTE 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at June 30, 2014 and December 31, 2013 comprises of the following

	June 30,	December 31,
	2014	2013
Credit Cards	$46,463	$16,763
Accrued Expenses	471,662	313,473
Accrued Expenses and Other Current Liabilities	$518,125	$330,236

Accrued expenses constitute trade creditor balances where invoices have not yet been received.

NOTE 8 – Accrued Compensation and Related Costs

Accrued compensation and related costs at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
Current	2014	2013
Long Service Leave Provision	200,366	188,118
Annual Leave Provision	385,624	328,842
Employee Pension Plan	130,461	110,966
Federal Payroll Tax	181,144	152,681
Other Payroll Tax	17,333	20,402
Accrued compensation and related costs	$914,928	$801,009

Non-Current	June 30, 2014	December 31, 2013
Long Service Leave Provision-non current	$55,800	$80,733
Accrued compensation and related costs-non current	$55,800	$80,733

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

 Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012. As a result the remaining 9/12 Notes totaling $151,466 as of June 30, 2014 remain in default. The Company is accruing interest at the default rate of 18% as a result.

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

On May 1, 2014, in connection with the acquisition of Wunderkind (See note 3), the Company issued a  Convertible Promissory Note (“Wunderkind Note”) in the amount of $5.5M, plus interest of 0.5% compounded annually.  All outstanding and unpaid principal, together with any then unpaid and accrued interest and other amounts payable hereunder, shall be due and payable in full on May 1, 2015, unless this Wunderkind Note shall have been previously converted.  Pursuant to section 2.1 of the Wunderkind Note, Wunderkind will have the right to convert all or part of the outstanding principal on the note into a number of shares of the Company Common Stock equal to 45% of the total shares of the Company Common Stock issued and outstanding on a fully diluted basis (or the appropriate pro rata amount, in case of conversion of part of the outstanding principal) on the date of conversion.

The conversion features of the Wunderkind Note are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features as well as the feature that provides for conversion into a variable number of shares equal to 45% of the total value of outstanding shares, on a diluted basis. The fair value was estimated on the date of grant using a Monte Carlo valuation model that incorporated the following weighted-average assumptions:  expected dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 0.10%, an expected holding period of 12 months and the likelihood of a dilutive event of 5%.  The resulting values, at the date of issuance, were allocated to the dilutive and non-dilutive conversion features.   The Company recorded a gain on change in fair value on the Wunderkind Note of $2,019,000 at June 30, 2014 due to a change in market value of the convertible features.

	June 30, 2014
Derivative liability	12/31/2013	New Borrowings	Fair Value Adjustments	Redemptions	Total
Conversion feature, non-dilution	$-	$7,075,000	$(2,019,000)	$-	$5,056,000
Warrants	7,717		-	-	7,717
Note	21,600	-	-	-	21,600
	$29,317	$7,075,000	$(2,019,000)	$-	$5,085,317

Short-term borrowings

The total available Trade finance facility with Bank of Queensland is $369,152 (AUD 400,000). The repayment term is usually at 90 days or the payment receipt of the particular invoice security. The interest expense related to the Trade finance loan for the six month period ended June 30, 2014 and the year ending December 31, 2013 was $7,409 and $9,976 respectively.  The amount outstanding as of June 30, 2014 and December 31, 2013 on this facility was $0 and $357,640, respectively.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Borrowings – Related Party

During the year ended December 31, 2013, a director advanced $357,627 to the Company. Interest is accrued on these advances at the rate of 43% per annum. The advances and accrued interest are payable on demand and unsecured.  This loan was repaid in January 2014.

During the year ended December 31, 2013, a director advanced $48,788 to the Company. Interest is accrued on these advances at the rate of 9% per annum. The advances and accrued interest are payable on demand and unsecured. This loan was repaid in June 2014.

During the year ended December 31, 2013, an investor advanced $515,000 to the Company. Interest is accrued on these advances at the rate of 4% per annum. The advances and accrued interest are payable on demand and unsecured.  This loan was repaid in January 2014.

NOTE 11 – Taxes (Payable) Refundable

		June 30, 2014	December 31, 2013
Goods and Services Taxes Payable	Australia	$(98,470)	$(75,907)
Withholding Tax Payable	Australia	-	-
Fringe Benefit Tax Payable	Australia	(1,177)	813
Value Added Tax Payable	United Kingdom	(29,828)	(53,079)
Income Tax Refundable	Australia	994,277	1,476,597
Taxes Refundable		$864,802	$1,348,424

The above income tax refundable includes a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million.

NOTE 12 – Income Taxes

Income tax expense for the three month periods ended June 30, 2014 and 2013 is comprised of foreign income tax benefit of ($237,880) and $0, respectively. Income tax expense for the six month periods ended June 30, 2014 and 2013 is comprised of foreign income tax benefit of $466,570 and $0, respectively.

The following summarizes the difference between the income tax benefit and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Federal income tax expense (benefit) at statutory rate	$208,935	$(464,787)	$1,108,340	$(684,300)
Foreign taxes at less than federal statutory rate	(24,580)	54,681	(130,393)	80,506
Non-deductible (non-assessable) items / losses not recognized	(184,355)	410,106	(977,947)	603,794
Add: tax incentive	237,880	-	466,570	-
Total	$237,880	$-	$466,570	$-

NOTE 13 – Employee Defined Contribution Plan

Employees of the Company participate in government mandated defined contribution plan, pursuant to which certain pension benefits are provided to employees.  The government mandate requires certain percentages of the employees’ salaries be paid into Trust accounts for the benefit of the employees. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $133,909 and $0 for the six month periods ended June 30, 2014 and 2013, respectively.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – Business and Geographic Segment Information - continued

For the and six month periods ended June 30, 2014 and 2013, the Company’s revenues were generated in the following geographic regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United Kingdom	$2,082,694	$-	$3,228,802	$-
Australia	1,630,312	-	3,598,640	-
Consolidated total	$3,713,006	$-	$6,827,442	$-

At June 30, 2014 and December 31, 2013, long-lived assets by geographic area consist of property and equipment and are as follows:

	June 30,	December 31,
	2014	2013
United Kingdom	$79,686	$39,326
Australia	147,121	202,766
Consolidated total	$226,807	$242,092

NOTE 16 – Subsequent Events

Management has evaluated subsequent events up to and including August 19, 2014, which is the date the financial statements were available for issuance, and determined there were no material subsequent events to be disclosed.

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

On May 1, 2014, we consummated the purchase of all outstanding shares of Wunderkind pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note (the “Wunderkind Promissory Note”) issued by the Company.  The principal amount of the promissory note is $5.5 million and it is convertible into 45% of the total shares of our common stock issued and outstanding on a fully diluted basis on the date of conversion. The Wunderkind Promissory Note has a term of one year and bears interest at the rate of 0.5% annually.

The Stock Purchase Agreement was entered into in accordance with the terms of a binding letter of intent with the Company’s Chief Executive Officer, Ronald Downey, as earlier disclosed in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 1, 2014.  Mr. Downey is the majority shareholder of Wunderkind.  The Stock Purchase Agreement contains customary representations and warranties and covenants of each party. Breaches of the representations and warranties will be subject to customary indemnification provisions.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. Our results are comprised of the results of operation of Massive Media Pty Ltd., (“Massive Media”) for the three and six months ended June 30, 2014 as well as from Wunderkind Group Pty Ltd. ("Wunderkind")  from the time of its acquisition, May 1, 2014 through June 30, 2014.  As noted in our annual report on Form 10-K filed with the SEC on April 15, 2014, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, we reported all activity related to Xtreme’s operations as discontinued operations for the three and six months ended June 30, 2014 and 2013.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this form 10-K.

For the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenues

For the three month period ended June 30, 2014, revenues were $3,713,006 compared to revenues of $0 for the three month period ended June 30, 2013. Our revenue is comprised of the revenue recognized by Massive Media for the three months ended June 30, 2014, as well as from Wunderkind from the time of its acquisition, May 1, 2014 through June 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the three months ended June 30, 2014 and 2013, respectively.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this Quarterly Report.

 General and Administrative Expenses

For the three month period ended June 30, 2014, general and administrative expenses were $2,987,779 compared to $1,027,886 for the three month ended June 30, 2013. Our general and administrative expenses are comprised of the expenses recorded by Massive Media for the three month period ended June 30, 2014 as well as the remaining expenditures of Xtreme that were not reported in discontinued operations for the three months ended June 30, 2014 and 2013, respectively.  Additionally, also included are the general and administrative expenses from Wunderkind from the time of the acquisition, May 1, 2014 through June 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.

Depreciation and Amortization Expenses

Depreciation and amortization expense during the three months ended June 30, 2014 and 2013 was approximately $235,769 and $0, respectively.  Our depreciation and amortization expenses are comprised of the expenses recorded by Massive Media for the three month period ended June 30, 2014, as well as from Wunderkind from the time of the acquisition, May 1, 2014 through June 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the three months ended June 30, 2014 and 2013, respectively. Further detail can be found within Note 4, Discontinued Operation in our financial statements included in this Quarterly Report.

Other Income (expense)

Other income increased from $98,261 of income in 2013 to $1,908,845 in 2014. This was primarily due to the gain on change in fair value of the derivative liability, offset by interest expense in 2014.

Income Tax Benefit

The income tax benefit increased from $0 in 2013 to $237,880 for the three months ended June 30, 2014. The income tax benefit relates to the operations of Massive Media and represents a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million. See Note 11, Taxes (Payable) Refundable in our financial statements included in this Quarterly Report.

Net Loss

For the three month period ended June 30, 2014, we had net income of $2,636,183 compared with net loss of $1,367,020 for the three months ended June 30, 2013. The increase in net income from 2013 was primarily due to the increase in revenue from the acquisition of Massive Media in addition to the gain on change in fair value of the derivative liability.

For the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenues

For the six month period ended June 30, 2014, revenues were $6,827,442 compared to revenues of $0 for the six month period ended June 30, 2013. Our revenue is comprised of the revenue recognized by Massive Media for the six months ended June 30, 2014, as well as from Wunderkind from the time of the acquisition, May 1, 2014 through June 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the six months ended June 30, 2014 and 2013, respectively.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this Quarterly Report.

 General and Administrative Expenses

For the six month period ended June 30, 2014, general and administrative expenses were $5,418,377 compared to $1,202,948 for the six month ended June 30, 2013. Our general and administrative expenses are comprised of the expenses recorded by Massive Media for the six month period ended June 30, 2014 as well as the remaining expenditures of Xtreme that were not reported in discontinued operations for the six months ended June 30, 2014 and 2013, respectively. Additionally, also included are the general and administrative expenses from Wunderkind from the time of its acquisition, May 1, 2014 through June 30, 2014. As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.

Depreciation and Amortization Expenses

Depreciation and amortization expense during the six months ended June 30, 2014 and 2013 was approximately $393,172 and $0, respectively.  Our depreciation and amortization expenses are comprised of the expenses recorded by Massive Media for the six month period ended June 30, 2014, as well as from Wunderkind from the time of its acquisition, May 1, 2014 through June 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the three months ended June 30, 2014 and 2013, respectively. Further detail can be found within Note 4, Discontinued Operation in our financial statements included in this Quarterly Report.

Other Income (expense)

Other income increased from $119,975 of income in 2013 to $1,780,027 in 2014. This was primarily due to the gain on change in fair value of the derivative liability offset by interest expense in 2014.

Income Tax Benefit

The income tax benefit increased from $0 in 2013 to $466,570 for the six months ended June 30, 2014. The income tax benefit relates to the operations of Massive Media and represents a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million. See Note 11, Taxes (Payable) Refundable in our financial statements included in this Quarterly Report.

Net Loss

For the six month period ended June 30, 2014, we had net income of $3,262,490 compared with net loss of $1,541,123 for the six months ended June 30, 2013. The increase in net income from 2013 was primarily due to the increase in revenue from the acquisition of Massive Media in addition to the gain on change in fair value of the derivative liability.

Liquidity and Capital Resources:

As of June 30, 2014, our continuing operations had cash of $240,420, and a working capital balance of ($1,399,588). As of December 31, 2013, continuing operations had cash of $1,121,181 and a working capital balance of $748,896. Working capital is defined as current assets minus current liabilities, excluding restricted cash, convertible loan notes, derivative liability and discontinued operations.

The reduction in cash is due to the repayment of $972,674 of debt liabilities. This was nonrecurring and one off.

We are comfortable that the convertible loan note due for payment on May 1, 2015 will be settled for shares, this assumption is based on the fact that the principal noteholder is Mr. Ron Downey who is also a director of Massive.

We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future.

Cash Flows from Continuing Operations

Operating activities

Cash provided by (used in) operating activities from continuing operations during the six month periods ended June 30, 2014 and 2013 was $1,350,749 and ($443,160), respectively.  The cash flows from operations in 2014 related to net income of $3,262,490, depreciation and amortization of $392,983, offset by a gain on change in fair value of derivative liability of ($2,019,000) and changes in operating assets and liabilities of ($286,722).  For 2013, Xtreme’s changes in operating assets and liabilities used ($243,495) of cash, in addition to a consolidated net loss from continuing operations for the six months ended June 30, 2013 of ($1,082,973), in addition to net non-cash expenses of $1,341,458, primarily related to preferred stock issued for services, were the factors contributing to the net cash used in operating activities in 2013.

Investing Activities

Cash used in investing activities from continuing operations was related primarily of capital expenditures for the six months ended June 30, 2014.  The six months ended June 30, 2013 had no cash flow change for continuing operations as a result of investing activities.

Financing Activities

Cash (used in) provided by financing activities of continuing operations for the six month period ended June 30, 2014 amounted to ($1,030,648), compared to $43,940 for the six month period ended June 30, 2013 for Xtreme.  This is primarily due to the funds paid of $134,106 on borrowings in the second quarter in 2014, compared to proceeds received from borrowings of $64,850 in the second quarter of 2013.

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

Changes in Internal Control Over Financial Reporting

The post-acquisition integration of Wunderkind Group Pty Ltd’s related activities during the six months ended June 30, 2014 represents a material change in our internal control over financial reporting. We are in the process of evaluating the impact of the acquisition on our internal control over financial reporting as well as the necessary controls and procedures to be implemented.

Other than as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.             RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K which was filed with the SEC on April 15, 2014.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 * To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massive Interactive Inc.

August 19, 2014	By:	/s/ Ron Downey
Ron Downey, Chief Executive Officer
(Principal Executive Officer)

August 19, 2014	By:	/s/ Antaine Furlong
Antaine Furlong, Chief Financial Officer
(Principal Financial Officer)