Form 10-Q
period 2014-09-30
Massive Interactive, Inc.
filed 2014-11-14
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Number of common shares outstanding at November 10, 2014: 61,176,142.

PART I – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM BALANCE SHEETS
(UNAUDITED)

	At September 30,	At December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$148,527	$1,121,181
Accounts receivable – trade, net	1,551,815	1,243,958
Other receivables	35,479	47,267
Prepayments	102,359	144,694
Work in progress	553,198	76,729
Other current assets	34,734	-
Taxes refundable	856,389	1,348,424
Total current assets	3,282,501	3,982,253
Property and equipment, net	256,349	242,092
Capitalized software costs, net	7,092,887	4,295,887
Trade names	387,578	59,654
Goodwill	9,517,202	-
Customer relationships, net	751,766	39,538
Other assets, net	16,978	16,321
Total non-current assets	18,022,760	4,653,492

Total assets	$21,305,261	$8,635,745

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,052,476	$422,392
Accrued expenses and other current liabilities	401,391	330,236
Convertible notes payable	5,651,466	151,466
Derivative liability	1,411,317	29,317
Accrued compensation and related costs	863,117	801,009
Deferred revenue	184,352	2,103
Short-term borrowings	-	357,640
Short-term borrowings, related parties	-	921,415
Taxes payable	205,961	-
Other current liabilities	51,285	27,408
Total current liabilities	9,821,365	3,042,986
Accrued compensation and other related costs – non-current	54,633	80,733
Deferred tax liability	190,371	190,371
Other long-term liabilities	34,418	104,673
Total long-term liabilities	279,422	375,777

Total liabilities	10,100,787	3,418,763

Stockholders’ equity:
Preferred B shares	-	-
Common stock	61,186	61,186
Additional paid-in capital	45,423,175	45,423,175
Accumulated deficit	(33,697,418)	(40,001,523)
Accumulated other comprehensive loss	(582,469)	(265,856)
Total equity	11,204,474	5,216,982

Total liabilities and stockholders’ equity	$21,305,261	$8,635,745

See notes to consolidated financial statements

 MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Three Months Ended September 30,
	2014	2013

Revenues:
Consultancy services	$89,858	$-
License fee	165,489	-
Project services	3,007,661	-
Support services	85,603	-
Other income	227,426	-
Total revenues	3,576,037	-

Operating expenses:
General and administrative	3,652,378	60,282
Depreciation and amortization	242,108	-
Total operating expenses	3,894,486	60,282

Income (loss) from operations	(318,449)	(60,282)

Other income (expense):
Other (expense) income	(3)	40,000
Gain on debt forgiveness	-	21,818
Gain (loss) on change in fair value of derivative liability	3,674,000	(14,149)
Interest income	443	-
Interest expense	(113,771)	(12,815)
Total other income	3,560,669	34,854

Income (loss) from continuing operations before income taxes	3,242,220	(25,428)
Income tax expense	(200,605)	-

Income (loss) from continuing operations	3,041,615	(25,428)
Discontinued operations:
Loss from discontinued operations	-	(23,629)
Net income (loss)	$3,041,615	$(49,057)

Comprehensive income (loss):
Foreign currency translation adjustment	(504,427)	-
Total comprehensive income (loss)	$2,537,188	$(49,057)

Net income (loss)	3,041,615	(49,057)
Deemed dividend - amortization of beneficial conversion feature	(324,334)	-
Net income (loss) attributable to common stockholders	2,717,281	(49,057)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.04	$(0.01)
Net income (loss) from discontinued operations	$-	$(0.01)
Net income (loss)	$0.04	$(0.02)

Weighted average common shares – Basic	61,176,142	3,657,843

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.01)	$(0.01)
Net income (loss) from discontinued operations	$-	$(0.01)
Net income (loss)	$(0.01)	$(0.02)

Weighted average common shares – Diluted	77,722,331	3,657,843

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Revenues:
Consultancy services	$368,393	$-
License fee	807,714	-
Project services	8,522,512	-
Support services	300,289	-
Other income	404,571	-
Total revenues	10,403,479	-

Operating expenses:
General and administrative	9,070,755	1,263,385
Depreciation and amortization	635,280	-
Total operating expenses	9,706,035	1,263,385

Income (loss) from operations	697,444	(1,263,385)

Other income (expense):
Other income	73	40,000
Gain on debt forgiveness	-	30,343
Gain on change in fair value of derivative liability	5,693,000	121,025
Interest income	1,725	-
Interest expense	(354,102)	(36,539)
Total other income	5,340,696	154,829

Income (loss) from continuing operations before income taxes	6,038,140	(1,108,556)
Income tax benefit	265,965	-

Income (loss) from continuing operations	6,304,105	(1,108,556)
Discontinued operations:
Loss from discontinued operations	-	(481,624)
Net income (loss)	$6,304,105	$(1,590,180)

Comprehensive income (loss):
Foreign currency translation adjustment	(316,613)	-
Total comprehensive income (loss)	$5,987,492	$(1,590,180)

Net income (loss)	6,304,105	(1,590,180)
Deemed dividend - amortization of beneficial conversion feature	(1,189,226)	-
Net income (loss) attributable to common stockholders	5,114,879	(1,590,180)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$0.08	$(0.58)
Net income (loss) from discontinued operations	$-	$(0.25)
Net income (loss)	$0.08	$(0.83)

Weighted average common shares – Basic	61,176,142	1,897,110

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.00	$(0.58)
Net income (loss) from continuing operations	$-	$(0.25)
Net income (loss)	$0.00	$(0.83)

Weighted average common shares – Diluted	91,406,465	1,897,110

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

  CONSOLIDATED INTERIM STATEMENTS OF CONVERTIBLE PREFERRED STOCK
 STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common		Preferred Shares		Additional Paid in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2013	61,176,142	$61,186	55	$-	$45,423,175	$(40,001,523)	$(265,856)	$5,216,982
Net income	-	-	-	-	-	6,304,105	(316,613)	5,987,492
Balance at September 30, 2014	61,176,142	$61,186	55	$-	$45,423,175	$(33,697,418)	$(582,469)	$11,204,474

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$6,304,105	$(1,108,556)
Add back: loss from discontinued operations	-	(481,624)
Net income (loss)	6,304,105	(1,590,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	635,280	-
Bad debt expense	345,872
Preferred stock issued for services		1,484,660
Common stock issued for services	-	25,554
Loss on disposal of property and equipment	999	-
Derivative income	(5,693,000)	(121,025)
Gain on debt forgiveness	-	(48,784)
Change in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(652,073)	-
Development work in process	(476,469)	-
Taxes refundable	492,035	-
Other current assets	(24,807)	-
Accounts payable and accrued expenses	465,122	(183,725)
Other current liabilities	202,070	-
Other receivables	11,788	(45,205)
Taxes payable	205,961	-
Deferred revenue	182,249	-
Net cash provided by (used in) operating activities – continuing operations	1,999,132	(478,705)
Net cash provided by operating activities – discontinued operations	-	44,575
Net cash provided by (used in) operating activities	1,999,132	(434,130)

Cash flows from investing activities
Capital software expenditures	(1,367,462)	-
Cash received in acquisition	20,203	-
Purchases of property and equipment	(63,169)	-
Net cash used in investing activities – continuing operations	(1,410,428)	-
Net cash provided by investing activities – discontinued operations	-	376,178
Net cash (used in) provided by investing activities	(1,410,428)	376,178

Cash flows from financing activities
Proceeds from advances - related parties	-	50,000
Repayment of advances - related parties	(843,523)	(15,760)
Repayment of bank loans	(357,640)	-
Proceeds from short-term notes payables	-	9,700
Repayment of hire purchase agreement	(67,298)	-
Net cash (used in) provided by financing activities – continuing operations	(1,268,461)	43,940
Net cash (used in) provided by financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	(1,268,461)	43,940
Effect of exchange rates on cash and cash equivalents	(292,897)	-
Net change in cash and cash equivalents	(972,654)	(14,012)
Cash and cash equivalents at beginning of year	1,121,181	26,354
Cash and cash equivalents at end of year	$148,527	$12,342

Supplemental cash flow information
Cash paid for interest	$50,690	$36,539
Supplemental non-cash investing and financing activities
Fair Value of convertible note issued for Acquisition, net of cash received	$12,554,797	$-

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

Massive Interactive, Inc. (the “Company”) a leading provider of innovative solutions for the management, delivery and streaming of Internet Protocol (IP)-based video and media assets. The Company’s comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across just about every device used by consumers including Games Consoles, Smart TV’s, Tablets, Smart Phones, Internet-Enabled Set Top Boxes and other internet linked devices. The Company’s suite of products include, MDK, a cross-device software development solution, MUI, a cross devices suite of User Interfaces, MSM, a powerful video management Content Management System (CMS), and MVP, a complete end-to-end managed video platform. The Company’s offers its solutions over the Internet as a subscription service model using a software-as-a-service (SaaS) or an on-demand model, and by installing software onsite for clients as part of an enterprise licensing model. The Company’s software addresses the unique needs found across different industry verticals, each with the shared aim of offering video to consumers across multiple devices. The verticals the Company addresses are across Telecommunications, Media, Technology, Hospitality, Automotive, Travel, Leisure and Publishing. The Company has an average ‘Win’ ratio of 92%, as its solutions significantly enhance the way its clients can monetize and manage their media assets by helping to drive sales and drastically reducing the overall cost of ownership of enterprise grade video management and merchandising for its customers.

In addition to the Company’s software business, it operates design services and technical services businesses. The Company’s services work includes: creative interface design, branding strategies, strategic planning and technical/systems integration services. The Company currently provides its software solutions, professional and creative services internationally through its offices in New York, London, Prague and Sydney.

In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., the Company proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, the Company reported all activity related to Xtreme as discontinued operations beginning with the financial results presented in the Annual Report on form 10-K for the year ended December 31, 2013.  See Note 4.

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

Going Concern and Plan of Operation

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2014, the Company's continuing operations had cash of $148,527, and a working capital balance of $523,919. As of December 31, 2013, continuing operations had cash of $1,121,181 and a working capital balance of $1,120,050. Working capital is defined as current assets minus current liabilities, excluding restricted cash, convertible loan notes, derivative liability and discontinued operations.

The Company took aggressive steps to become debt free in the nine months to September 30, 2014 and has repaid $1,201,163 of borrowings in order to become free of debt constraints. This was nonrecurring and one off. Excluding the repayment of these borrowings, the Company was cash flow positive for the nine months ended September 30, 2014.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, Massive Media Pty Ltd, Massive Interactive Media Ltd, and Wunderkind Group Pty Ltd. As part of the acquisition of Massive Media Pty Ltd and its controlled entities by the Company, it discontinued all oil and gas operations related to properties owned in Texas and Oklahoma.  Financial results related to the oil and gas operations is reported as discontinued operations beginning with the financial results presented within this document as of September 30, 2013 (See Note 4).

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

Management periodically reviews receivables for collectability. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Uncollectible receivables are charged off against the allowance account.  An allowance for doubtful accounts of $345,872 and $0 was recorded as of September 30, 2014 and December 31, 2013, respectively.

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

Major customers

For the nine month period ended September 30, 2014, the Company had two significant customers which individually accounted for 21% and 13%, respectively, of the revenues. The Company’s sales to its top five customers accounted for approximately 58% of revenues during the nine month period ended September 30, 2014. These customers accounted for approximately 40% and 59% of accounts receivable balance as of September 30, 2014 and December 31, 2013, respectively.

Major suppliers

The Company had purchases from seven vendors that accounted for approximately 32% of purchases during the nine month period ended September 30, 2014. These vendors accounted for approximately 35% and 20% of the accounts payable balance as of period ended September 30, 2014 and December 31, 2013, respectively.

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

Goods and Services Tax/Value Added Tax

The Company's Australian operations are subject to the Goods and Services Tax on revenue sales of 10%. The Company's United Kingdom operations are subject to the Value Added Tax on revenue sales of 20%.

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

The exchange rates applied are as follows:

	Nine Months Ended	Three Months Ended	Year Ended
	September 30, 2014	September 30, 2014	December 31, 2013
Period end AUD to USD exchange rate	0.9138	0.9138	0.8941
Period end GBP to USD exchange rate	1.6687	1.6687	1.6561
Average AUD to USD exchange rate	0.8718	0.9117	0.9578
Average GBP to USD exchange rate	1.6210	1.6560	1.5669

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

For the bifurcated conversion option related to the convertible note issued in 2014 (see Note 9) in connection with the Wunderkind Acquisition, the Company determined the fair value of the instruments using the Monte Carlo Valuation Model, due to the multitude of possible outcomes for the instrument. This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company's current Common Stock price and expected dividend yield, and the expected volatility of the Company's Common Stock price over the life of the option.

Deemed dividend

The Company incurred a deemed dividend on Series B Preferred Redeemable Stock. As the conversion rate was less than the deemed fair value of the Common Stock of $0.50, the Series B Preferred Redeemable Stock contains a beneficial conversion feature as described in ASC 470. The difference in the stated conversion price and estimated fair value of the Common Stock is accounted for as a beneficial conversion feature and affects EPS. The potential impact of the beneficial conversion feature on EPS has been disclosed in the Consolidated Interim Statements of Operations and Comprehensive Income (Loss), and a reconciliation between basic and dilutive EPS is shown below.

Earnings (Loss) per Share

The Company adopted ASC 260, "Earnings Per Share" ("EPS"), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

The following sets forth the computation of diluted EPS for the three and nine months ended September 30, 2014:

	Three months ended Sept 30, 2014			Nine months ended Sept 30, 2014
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,717,281	61,176,142	$0.04	$5,114,879	61,176,142	$0.08
Change in fair value of derivative instruments	(3,674,000)	-		(5,693,000)	-
Dilutive shares related to notes and warrants	-	16,546,189		-	30,230,323
Dilutive EPS	$(956,719)	77,722,331	$(0.01)	$(578,121)	91,406,465	$0.00

Basic net income per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented for the nine months ended September 30, 2014 and the periods ended September 30, 2013 in the consolidated financial statements as their effect would be anti-dilutive.  The total number of shares issuable upon conversion of preferred shares that were not included in dilutive earnings per share for the three and nine months ended September 30, 2014 were 11,666,842 and 5,402,740.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2014-09”).  This guidance is intended to improve the transparency of items reclassified out of accumulated other comprehensive income to net income.  The standard requires an entity to present, in a single location, information about the amounts reclassified out of accumulated other comprehensive income, by component, including the income statement line items affected by the reclassification.  The amendments in this standard are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance did not have a material impact on the Company's results of operations, cash flows or financial position.

In March 2013 the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This standard is an update to clarify existing guidance for the release of cumulative translation adjustments into net income when a parent sells all or a part of its investment in a foreign entity or achieves a business combination of a foreign entity in stages.  The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company's results of operations, cash flows or financial position.

In July 2013 the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company's results of operations, cash flows or financial position.

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for public companies for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance.

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

Unaudited pro forma results of operations data for the three and nine months ended September 30, 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.  The below table excludes balances for operations that were discontinued; see Note 4 below for additional information.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Acquisitions – continued

	Unaudited Pro Forma Results of Operations
	For the nine months	For the three months
	ended September 30, 2013	ended September 30, 2013

Revenues from continuing operations	$5,440,197	$2,272,046
Loss from continuing operations	$(1,724,979)	$(52,867)
Net loss from continuing operations	$(1,368,038)	$(170,382)

Basic loss per share:	$(0.02)	$(0.00)
Diluted loss per share:	$(0.02)	$(0.00)
Proforma shares outstanding	55,560,947	55,560,947

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

Unaudited pro forma results of operations data for the three and nine months ended September 30, 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future. The below table excludes balances for operations that were discontinued; see Note 4 below for additional information.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Acquisitions – continued

	Unaudited Pro Forma Results of Operations		Unaudited Pro Forma Results of Operations
	For the nine months	For the three months	For the nine months	For the three months
	ended September 30, 2013	ended September 30, 2013	ended September 30, 2014	ended September 30, 2014

Revenues from continuing operations	$339,123	$128,199	167,795	$59,694
(Loss) income from continuing operations	$(1,051,903)	$11,106	(168,356)	$(147,220)
Net (loss) income from continuing operations	$(1,051,903)	$11,106	5,230,870	$3,423,527

Basic (loss) income per share	$(0.02)	$0.00	0.09	$0.06
Diluted (loss) income per share	$(0.02)	$0.00	0.06	$0.04
Proforma shares outstanding - Basic	55,560,947	55,560,947	61,176,142	61,176,142
Proforma shares outstanding - Diluted	55,560,947	55,560,947	91,512,342	77,722,331

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

The following table shows certain components of the results of operations of the Company’s discontinued operations:

	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$-	$74,929	$-	$-

Income (loss) from discontinued operations	$-	$(481,624)	$-	$(23,629)

Provision for income tax	$-	$-	$-	$-

Income (loss) from discontinued operations	$-	$(481,624)	$-	$(23,629)

Basic earnings (loss) per share attributable to discontinued operations:	$-	$(0.25)	$-	$(0.01)

Diluted earnings (loss) per share attributable to discontinued operations:	$-	$(0.25)	$-	$(0.01)

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Intangible Assets

 Intangible assets consist of the following:

	September 30, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized Software Costs	$7,878,283	$(785,396)	$7,092,887	$4,360,000	$(64,113)	$4,295,887
Trade names	420,000	(32,422)	387,578	60,000	(346)	59,654
Customer Relationships	820,000	(68,234)	751,766	40,000	(462)	39,538
Goodwill	9,517,202	-	9,517,202	-	-	-
Total	$18,635,485	$(886,052)	$17,749,433	$4,460,000	$(64,921)	$4,395,079

Amortization expense amounted to $821,131and $0 for the nine month periods ended September 30, 2014 and 2013, respectively. The amortization expense will be subject to foreign exchange movements.

The Company amortizes intangible assets on a straight line basis over their estimated useful lives, generally as follows: four to nine years for software, ten to twenty years for customer relationships and trade names, and one to five years for other intangible assets, except goodwill. Goodwill is not amortized, but subject to impairment testing.

Amortization of the remaining intangible assets is expected to be $1,243,141for 2014, $1,688,041 for years 2015 through 2018, and $1,058,055 in aggregate for years thereafter through 2019.

The following table sets forth the changes in the Company’s goodwill during the nine-month period ended September 30, 2014 resulting from the acquisition by the Company of its operating subsidiary.

The following table summarizes the Company’s goodwill as of September 30, 2014 and December 31, 2013:

Goodwill
December 31, 2013	$-

Acquisition of Wunderkind	9,517,202

Balance at September 30, 2014	$9,517,202

The Wunderkind Group Pty Ltd acquisition was only completed a short time ago and the operations are still being integrated into the existing business model. Management continues to evaluate the post-acquisition integration and should the business not progress as originally anticipated then a goodwill impairment may be necessary.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Fair Value Measurements – continued

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3

As of September 30, 2014
Liabilities
Conversion feature	$1,382,000	$-	$-	$1,382,000
Warrant liability	7,717	-	-	7,717
Note liability	21,600	-	-	21,600

As of December 31, 2013
Liabilities
Warrant liability	$7,717	$-	$-	$7,717
Note liability	21,600	-	-	21,600

The carrying amounts of the Company’s long-term liabilities approximate their fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.  See Note 9 for additional information about the changes in the fair value for the items above.

NOTE 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2014 and December 31, 2013 comprises of the following

	September 30,	December 31,
	2014	2013
Credit Cards	$63,319	$16,763
Accrued Expenses	338,072	313,473
Accrued Expenses and Other Current Liabilities	$401,391	$330,236

Accrued expenses constitute trade creditor balances where invoices have not yet been received.

NOTE 8 – Accrued Compensation and Related Costs

Accrued compensation and related costs at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
Current	2014	2013
Payable to Staff	-	5,499
Long Service Leave Provision	193,697	188,118
Annual Leave Provision	326,667	328,842
Employee Pension Plan	140,075	110,966
Federal Payroll Tax	185,691	152,681
Other Payroll Tax	16,987	14,903
Accrued compensation and related costs	$863,117	$801,009

Non-Current	September 30, 2014	December 31, 2013
Long Service Leave Provision-non current	$54,633	$80,733
Accrued compensation and related costs-non current	$54,633	$80,733

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

 Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012. As a result the remaining 9/12 Notes totaling $151,466 as of September 30, 2014 remain in default. The Company is accruing interest at the default rate of 18% as a result.

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

The conversion features of the Wunderkind Note are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features as well as the feature that provides for conversion into a variable number of shares equal to 45% of the total value of outstanding shares, on a diluted basis. The fair value was estimated on the date of grant using a Monte Carlo valuation model that incorporated the following weighted-average assumptions:  expected dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 0.10%, an expected holding period of 12 months and the likelihood of a dilutive event of 5%.  The resulting values, at the date of issuance, were allocated to the dilutive and non-dilutive conversion features.   The Company recorded a gain on change in fair value on the Wunderkind Note of $5,693,000 at September 30, 2014 due to a change in market value of the convertible features.

	September 30, 2014
Derivative liability	12/31/2013	New Borrowings	Fair Value Adjustments	Redemptions	Total
Conversion feature, non-dilution	$-	$7,075,000	$(5,693,000)	$-	$1,382,000
Warrants	7,717	-	-	-	7,717
Note	21,600	-	-	-	21,600
	$29,317	$7,075,000	$(5,693,000)	$-	$1,411,317

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Borrowings – Related Party

Short-term borrowings

The total available Trade finance facility with Bank of Queensland is $369,152 (AUD 400,000). The repayment term is usually at 90 days or the payment receipt of the particular invoice security. The interest expense related to the Trade finance loan for the nine month period ended September 30, 2014 and the year ending December 31, 2013 was $8,638 and $9,976 respectively.  The amount outstanding as of September 30, 2014 and December 31, 2013 on this facility was $0 and $357,640, respectively.

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

NOTE 11 – Taxes (Refundable) Payable

		September 30, 2014	December 31, 2013
Goods and Services Taxes Payable	Australia	$15,055	$75,907
Withholding Tax Payable	Australia	-	-
Fringe Benefit Tax Payable	Australia	356	(813)
Value Added Tax Payable	United Kingdom	8,810	53,079
Income Tax Refundable	Australia	(880,610)	(1,476,597)
Taxes Refundable		$(856,389)	$(1,348,424)

The above income tax refundable includes a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million.

NOTE 12 – Income Taxes

Income tax expense for the three month periods ended September 30, 2014 and 2013 is comprised of foreign income tax expense of $200,605 and $0, respectively. Income tax expense for the nine month periods ended September 30, 2014 and 2013 is comprised of foreign income tax benefit of $265,965 and $0, respectively.

The following summarizes the difference between the income tax benefit and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Federal income tax expense (benefit) at statutory rate	1,102,355	(8,646)	2,052,968	(376,909)
Foreign taxes at less than federal statutory rate	(189,870)	1,017	90,428	-
Non-deductible (non-assessable) items / losses not recognised	(1,113,090)	7,629	(2,143,396)	376,909
Add: tax incentive	-	-	265,965	-
Total	$(200,605)	$-	$265,965	-

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Employee Defined Contribution Plan

Employees of the Company participate in government mandated defined contribution plan, pursuant to which certain pension benefits are provided to employees.  The government mandate requires certain percentages of the employees’ salaries be paid into Trust accounts for the benefit of the employees. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $203,861 and $174,872 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

For the three and nine month periods ended September 30, 2014 and 2013, the Company’s revenues were generated in the following geographic regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United Kingdom	$2,405,662	$-	$5,634,464	$-
Australia	1,170,375	-	4,769,015	-
Consolidated total	$3,576,037	$-	$10,403,479	$-

At September 30, 2014 and December 31, 2013, long-lived assets by geographic area consist of property and equipment and are as follows:

	September 30,	December 31,
	2014	2013
United Kingdom	$125,143	$39,326
Australia	131,206	202,766
Consolidated total	$256,349	$242,092

NOTE 16 – Subsequent Events

On October 24, 2014, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Gil Orbach (“Investor”) to issue a $1,000,000 in principal amount  promissory note (the “Note”) and warrants (the “Warrants”) to purchase an aggregate of 100,000 shares of the common stock, $0.001  par value (the “Common Stock”), of the Company (the “Offering”). The Note and Warrants were issued by the Company to the Investor on October 24, 2014.

The Note bears interest at a rate of 10.0% per annum, payable quarterly on the dates that are 3, 6, 9, and 12 months from the date of the Note. The Note will mature on October 24, 2015. The Company may not prepay the Note, unless approved in writing by Investor.  The Note holds first precedence with regard to any other creditors, instruments, or contractual obligations of the Company, and cannot be subordinated without the written approval of the Investor.   In the event that a party other than Investor or his affiliate (which specifically includes any entity controlled by Zachary Venegas or Scott Ogur) acquires 20% or more of the equity or assets of the Company (a “Change in Control”), Investor may demand that the principal and interest for one year shall become immediately due and payable.

The Warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $0.25 per share of Common Stock, subject to customary anti-dilution adjustments. In the event of a Change in Control, the exercise price of the Warrant shall reset to $0.05 per share and the number of shares of Common Stock underlying the Warrant shall increase to 550,000.

The Company intends to use the proceeds of the Offering for general corporate purposes.

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

On October 24, 2014, we entered into a Note and Warrant Purchase Agreement with Gil Orbach (the “Investor”) to issue a $1,000,000 in principal amount promissory note and warrants to purchase an aggregate of 100,000 shares of Common Stock, $0.001 par value of the Company (the “Offering”). The note bears interest at a rate of 10.0% per annum and will mature on October 24, 2015.  The note holds first precedence with regard to any other creditors, instruments, or contractual obligations of the Company, and cannot be subordinated without the written approval of the Investor.   In the event that a party other than Investor or his affiliate (which specifically includes any entity controlled by Zachary Venegas or Scott Ogur) acquires 20% or more of the equity or assets of the Company (a “Change in Control”), Investor may demand that the principal and interest for one year shall become immediately due and payable. The warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $0.25 per share of Common Stock, subject to customary anti-dilution adjustments. In the event of a Change in Control, the exercise price of the Warrant shall reset to $0.05 per share and the number of shares of Common Stock underlying the Warrant shall increase to 550,000. We intend to use the proceeds of the Offering for general corporate purposes.

Results of Operations

The following paragraphs set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results. Our results are comprised of the results of operation of Massive Media Pty Ltd., (“Massive Media”) for the three and nine months ended September 30, 2014 as well as from Wunderkind Group Pty Ltd. ("Wunderkind")  from the time of its acquisition, May 1, 2014 through September 30, 2014.  As noted in our annual report on Form 10-K filed with the SEC on April 15, 2014, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, we reported all activity related to Xtreme’s operations as discontinued operations for the three and nine months ended September 30, 2014 and 2013.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this form 10-K.

For the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Revenues

For the three month period ended September 30, 2014, revenues were $3,576,037 compared to revenues of $0 for the three month period ended September 30, 2013. Our revenue is comprised of the revenue recognized by Massive Media and Wunderkind for the three months ended September 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the three months ended September 30, 2014 and 2013, respectively.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this Quarterly Report.

 General and Administrative Expenses

For the three month period ended September 30, 2014, general and administrative expenses were $3,652,378 compared to $60,282 for the three month ended September 30, 2013. Our general and administrative expenses are comprised of the expenses recorded by Massive Media and Wunderkind for the three month period ended September 30, 2014 as well as the remaining expenditures of Xtreme that were not reported in discontinued operations for the three months ended September 30, 2014 and 2013, respectively.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.

Depreciation and Amortization Expenses

Depreciation and amortization expense during the three months ended September 30, 2014 and 2013 was approximately $242,108 and $0, respectively.  Our depreciation and amortization expenses are comprised of the expenses recorded by Massive Media and Wunderkind for the three month period ended September 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the three months ended September 30, 2014 and 2013, respectively. Further detail can be found within Note 4, Discontinued Operation in our financial statements included in this Quarterly Report.

Impairment

The Wunderkind Group Pty Ltd acquisition was only completed a short time ago and the operations are still being integrated into the existing business model. Management continues to evaluate the post-acquisition integration and should the business not progress as originally anticipated then a goodwill impairment may be necessary.

Other Income (expense)

Other income increased from $34,854 in 2013 to $3,560,669 in 2014. This was primarily due to the decrease in fair value of the derivative liability, offset by interest expense in 2014.

Income Tax Expense

The income tax expense increased from $0 in 2013 to $200,605 for the three months ended September 30, 2014. The tax expense for the 3 months ended 30 September 2014 is a result of Massive’s UK operations being in a tax payable position for the first time.

Net Income

For the three month period ended September 30, 2014, we had net income of $3,041,615 compared with net loss of $49,057 for the three months ended September 30, 2013. The increase in net income from 2013 was primarily due to the change in fair value of the derivative liability and an increase in revenue from the acquisition of Massive Media.

For the Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Revenues

For the nine month period ended September 30, 2014, revenues were $10,403,479 compared to revenues of $0 for the nine month period ended September 30, 2013. Our revenue is comprised of the revenue recognized by Massive Media for the nine months ended September 30, 2014, as well as from Wunderkind from the time of the acquisition, May 1, 2014 through September 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the nine months ended September 30, 2014 and 2013, respectively.  Further detail can be found within Note 4, Discontinued Operations in our financial statements included in this Quarterly Report.

General and Administrative Expenses

For the nine month period ended September 30, 2014, general and administrative expenses were $9,070,755 compared to $1,263,385 for the nine month ended September 30, 2013. Our general and administrative expenses are comprised of the expenses recorded by Massive Media for the nine month period ended September 30, 2014 as well as the remaining expenditures of Xtreme that were not reported in discontinued operations for the nine months ended September 30, 2014 and 2013, respectively. Additionally, also included are the general and administrative expenses from Wunderkind from the time of its acquisition, May 1, 2014 through September 30, 2014. As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.

 Depreciation and Amortization Expenses

Depreciation and amortization expense during the nine months ended September 30, 2014 and 2013 was approximately $635,280 and $0, respectively.  Our depreciation and amortization expenses are comprised of the expenses recorded by Massive Media for the nine month period ended September 30, 2014, as well as from Wunderkind from the time of its acquisition, May 1, 2014 through September 30, 2014.  As previously noted, as part of the acquisition of Massive Media, we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations for the nine months ended September 30, 2014 and 2013, respectively. Further detail can be found within Note 4, Discontinued Operation in our financial statements included in this Quarterly Report.

Impairment

The Wunderkind Group Pty Ltd acquisition was only completed a short time ago and the operations are still being integrated into the existing business model. Management continues to evaluate the post-acquisition integration and should the business not progress as originally anticipated then a goodwill impairment may be necessary.

Other Income (expense)

Other income increased from $154,829 in 2013 to $5,340,696 in 2014. This was primarily due to the change in fair value of the derivative liability offset by interest expense in 2014.

Income Tax Benefit

The tax benefit for the 9 months ended 30 September 2014 is a net result, comprising a tax expense in relation to Massive’s UK operations, (which is in a tax payable position for the first time), and a tax benefit in relation to Massive’s Australian operations (Massive Media). The income tax benefit represents a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The offset for Massive Media exceeds the tax payable for Massive UK, resulting in a net benefit of $265,965. See Note 11, Taxes (Payable) Refundable in our financial statements included in this Quarterly Report.

Net Income

For the nine month period ended September 30, 2014, we had net income of $6,304,105 compared with net loss of $1,590,180 for the nine months ended September 30, 2013. The increase in net income from 2013 was primarily due to the increase in revenue from the acquisition of Massive Media in addition to the gain on change in fair value of the derivative liability.

 Liquidity and Capital Resources:

As of September 30, 2014, our continuing operations had cash of $148,527, and a working capital balance of $523,919. As of December 31, 2013, continuing operations had cash of $1,121,181 and a working capital balance of $1,120,050. Working capital is defined as current assets minus current liabilities, excluding restricted cash, convertible loan notes, derivative liability and discontinued operations.

The reduction in cash is due to the repayment of $1,201,163 of debt liabilities. This was nonrecurring and one off.

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

Cash Flows from Continuing Operations

Operating activities

Cash provided by (used in) operating activities from continuing operations during the nine month periods ended September 30, 2014 and 2013 was $1,999,132 and ($478,705), respectively.  The cash flows from operations in 2014 related to net income of $6,304,105, depreciation, amortization and non-cash expenses of $982,151, offset by a gain on change in fair value of derivative liability of $5,693,000 and changes in operating assets and liabilities provided cash of $405,876.  For 2013, Xtreme’s changes in operating assets and liabilities used $228,930 of cash, in addition to a consolidated net loss from continuing operations for the nine months ended September 30, 2013 of $1,108,556, in addition to net non-cash expenses of $1,340,405, primarily related to preferred stock issued for services, were the factors contributing to the net cash used in operating activities in 2013.

Investing Activities

Cash used in investing activities from continuing operations was related primarily of capital expenditures for the nine months ended September 30, 2014.  The nine months ended September 30, 2013 had no cash flow change for continuing operations as a result of investing activities.

Financing Activities

Cash (used in) provided by financing activities of continuing operations for the nine month period ended September 30, 2014 amounted to ($1,268,461), compared to $43,940 for the nine month period ended September 30, 2013 for Xtreme.  This is primarily due to the funds paid of $1,201,163 on borrowings in 2014, compared to proceeds received from borrowings of $59,700 during 2013, offset by payments on borrowings of $15,760.

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

Management is continuing to update our disclosure controls and procedures post-acquisition of the Wunderkind Group Pty Ltd.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.             RISK FACTORS

Not applicable.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                MINE SAFETY DISCLOSURES

None

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

10.28	Note and Warrant Purchase Agreement by and between Massive Interactive, Inc. and Gil Orbach, dated as of October 24, 2014.

10.29	Common Stock Purchase Warrant issued to Gil Orbach on October 24, 2014.

10.30	Form of Promissory Note issued to Gil Orbach on October 24, 2014.

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massive Interactive Inc.

November 14, 2014	By:	/s/ Ron Downey
Ron Downey, Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ Antaine Furlong
Antaine Furlong, Chief Financial Officer
(Principal Financial Officer)