Form 10-K
period 2014-12-31
Massive Interactive, Inc.
filed 2015-04-03
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, Par Value $0.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity on June 30, 2014 held by non-affiliates computed by reference to the closing price of the issuer’s common stock on that date, was $2,038,127 based upon the closing price ($0.33) multiplied by the 6,176,142 shares of the issuer’s common stock held by non-affiliates.

 As of March 24, 2015, there were 78,789,772 shares of common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE:

NONE

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “might,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. One should consider carefully the statements under the “Risk Factors” section of this Annual Report on Form 10-K filed with the SEC (the “Form 10-K”), which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

·	Our ability to continue as a going concern;
·	The possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes);
·	Competition;
·	Management’s ability to execute our plans to meet our goals;
·	Our ability to retain key members of senior management and key technical employees;
·	Our ability to obtain goods and services;
·	General economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected; and
·	Other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

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

Overview

Massive Interactive, Inc. (the “Company” or “Massive”) is a provider of innovative solutions for the management, delivery and streaming of Internet Protocol (“IP”)-based video and media assets. Our comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across various devices used by consumers, including games consoles, smart TV’s, tablets, smart phones, Internet-enabled set top boxes and other devices.  Our suite of products includes, but is not limited to, MDK, a cross-device software development solution, MUI, a cross-devices suite of user interfaces, MSM, a powerful video content management and merchandising system (“CMS”), and MVP, a complete end-to-end video management platform.  We offer our solutions over the Internet as a subscription service model using a software-as-a-service (“SaaS”) or as an on-demand model, and by installing our software onsite for clients as part of an enterprise licensing model.  Our software addresses the unique needs found across different industry verticals, each with the shared aim of offering video to consumers across multiple devices.  The verticals we address include telecommunications, media, technology, hospitality, automotive, travel and leisure and publishing.  In addition to our software business, we operate design services and technical services businesses.  Our services work includes: creative interface design, branding strategies, strategic planning and technical/systems integration services.  We currently provide our software solutions, professional and creative services internationally through our offices in London, Prague and Sydney.

Corporate History

We entered the media business via our acquisition of Massive Media Pty Ltd. on November 15, 2013, in which we adopted their business model and abandoned all other previous lines of business.  We were originally incorporated as Xtreme Technologies, Inc. in the state of Washington in 2003 with a focus on telecommunications technologies.  By early 2006 that business ceased operations and had no assets, becoming a shell company. In December 2006, Xtreme Technologies, Inc. acquired Emerald Energy Partners, LLC for 7,960,000 shares of common stock and changed its name to Xtreme Oil & Gas, Inc. (“Xtreme”).  Immediately prior to its acquisition of Emerald Energy Partners, LLC, Xtreme Technologies, Inc. effected a one for 500 reverse stock split resulting in 185,516 shares outstanding.  The acquisition of Emerald Energy Partners, LLC was treated for accounting purposes as an acquisition of the Company by Emerald Energy Partners and a re-capitalization of the limited liability company.  With the acquisition of Emerald Energy Partners LLC, Xtreme began to acquire and to develop additional oil and gas properties. In March 2009, we reincorporated through a merger in Nevada.

On April 15, 2013, Xtreme entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to its Kansas, or Smokey Hills, prospect and all of its oil and gas properties in Oklahoma.  Under the agreement, Torchlight acquired most of Xtreme’s interest in the properties and assumed all liabilities for such properties for a total consideration of approximately $1.2 million.  In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd. (“Massive Media”), described below, the Company’s management decided to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, all activity related to Xtreme was reported as discontinued operations beginning with the financial results presented in our Annual Report on this Form 10-K for the fiscal year ended December 31, 2014.  Further detail can be found within Note 5, Discontinued Operations and Assets Held for Sale in our financial statements included in this Form 10-K.

On November 7, 2013, Xtreme sold 55 shares of Series B Redeemable Preferred Stock to Rolling Hill Capital Management LLC (“Rolling Hill”) and 55,000,000 shares of common stock to Southport Lane Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, in exchange for an aggregate of $5,500,000 (collectively “Southport Equity”). Rolling Hill then distributed 40 shares of the preferred stock to its equity holder, Redwood Reinsurance, SPC, Ltd (“Redwood”) and 15 shares of its preferred stock to its equity holder Freestone Insurance Company, f/k/a Dallas National Insurance Company (“Freestone”).

On November 15, 2013, Xtreme acquired all of the issued and outstanding capital stock of Massive Media, a proprietary limited company organized under the laws of New South Wales, Australia, from the shareholders of Massive Media in exchange for $4,167,190 pursuant to a stock purchase agreement dated October 17, 2013.  Of the proceeds, approximately $866,000 was to be paid to settle certain debts of Massive Media simultaneously as part of the acquisition; the remaining proceeds of $3.3 million were transferred at settlement for the stock. On November 25, 2013, Xtreme changed its name to Massive Interactive, Inc. and we immediately adopted the business of Massive Media as our sole line of business.

On May 1, 2014, Massive Interactive, Inc. consummated the purchase of all outstanding shares of Wunderkind Group Pty Ltd. (“Wunderkind”) pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note issued by the Company (the "Wunderkind Note”).  The Wunderkind Note, which is for the principal amount of $5.5 million, bears interest at the rate of 0.5% annually. It becomes due and payable on May 1, 2015, unless settled in shares of our Common Stock. The Wunderkind Note is convertible into 45% of the total shares of our Common Stock issued and outstanding on a fully diluted basis on the date of conversion. The acquisition of Wunderkind enabled us to acquire additional technology to support our current product offerings.

ITEM 1.	BUSINESS - continued

On October 24, 2014, we entered into a Note and Warrant Purchase Agreement with Gil Orbach (the “Investor”) to issue a $1,000,000 in principal amount promissory note and warrants to purchase an aggregate of 100,000 shares of common stock, $0.001 par value per share of the Company (the “Common Stock”).  The note bears interest at a rate of 10.0% per annum and will mature on October 24, 2015.  The note holds first precedence with regard to any other creditors, instruments, or contractual obligations of the Company, and cannot be subordinated without the written approval of the Investor.   In the event that a party other than Investor or his affiliate (which specifically includes any entity controlled by Zachary Venegas or Scott Ogur) acquires 20% or more of the equity or assets of the Company (a “Change in Control”), the Investor may demand that the principal and interest for one year shall become immediately due and payable.  The warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $0.25 per share of Common Stock, subject to customary anti-dilution adjustments.  In the event of a Change in Control, the exercise price of the warrant shall reset to $0.05 per share and the number of shares of Common Stock underlying the warrant shall increase to 550,000.

Executive Summary

Since 2009, the market for the type of expertise and solutions that Massive provides has grown significantly. As broadband network capacity has increased, consumer electronics manufacturers have released a wide range of new connected devices to the market.  These developments have made it technically feasible for consumers to view subscription, transactional and advertising supported television and video content anywhere there is an Internet connection or a 3G/4G phone connection.  Moreover, content distribution rights have evolved significantly during this period, with a trend away from exclusivity, which has allowed new entrants from outside the traditional cable and broadcast industry to offer premium on-demand TV and movie services at competitive prices.  As a result, there is not only a significant competition between the established cable TV and "triple-play" multiple service operators (Internet, phone, TV), but also amongst a host of other more diverse players offering competitive on-demand television and film services, including distributors such as Netflix and Apple, content owners such as Sony and Disney as well as film studios, TV production companies, cinema chains, automotive (in-car entertainment) and hotel/hospitality companies.  This growth in our target market along with its associated requirements for highly specialized internet protocol television (“IPTV”) solutions coupled with a relative shortage of expert vendors in the category, is a significant contributor to our growth and future prospects.

Our key business challenge as a provider of innovative solutions for the management, delivery and streaming of IP-based video and media assets is addressing an expanding market with readily deployable enterprise-grade technologies and specialist services. Massive's success at partnering with some of the largest telecommunication companies across Europe, Canada, the Middle East and Australia as well as major national broadcasters in these regions, is the result of several contributing factors, including:

Research and Development (“R&D”): A strong and ongoing R&D program based upon anticipating trends in the marketplace, developing new methodologies and approaches, testing them, and building them into products.

Product Development: A rigorous software development program informed and led by market and industry standards, feedback from current clients and future-focused in-house R&D.

Hiring: A commitment to hiring only the best computer engineers, designers and project managers in our industry.

No Outsourcing: A firm policy that all client services and product development work remains in house during the entire process and is implemented by Massive staff from our own offices.

Quality, On-time Delivery: A 19-year record of quality and on-time delivery of products and services to clients without litigation, damages or any other delay or penalty.

Word of Mouth Referrals: A portfolio of top-tier clients and other industry parties who recommend Massive to their peers around the world and who serve as references.

Cost Controls:  An experienced finance department that works closely with senior management to manage costs and drive cash flow for product development and R&D.

Products

The Massivision suite offers a range of scalable and modular products for video content distribution that helps our clients grow and engage a wider audience on multiple platforms, efficiently and economically. The suite today comprises Multiscreen Development Kit (MDK), a multi-device software platform for the rapid deployment of apps across devices, Multiscreen User Interface (MUI), a white label set of multidevice user interfaces, Multiservice Storefront Manager (MSM), a scalable online video management and commerce server solution and Managed Video Platform (MVP), an end-to-end video platform which enables online video from ingest to playback.

In 2014, we reached minimum viable functionality level for product launch and as such were able to bring clients to market with the products we had had in development in 2013. The introduction of the products has allowed for a new streamlined workflow for services delivery around our products and relationships with our clients based on multi-year licenses. As of December 31, 2014, our revenue is composed of: 28% from Design Services, 64% from Technical Services and 8% in License & Support fees. We also expect an increase in the overall proportion of license driven income.

ITEM 1.	BUSINESS - continued

Device Targets

The following is a summary of our device targets:

Tablet Computers: Tablet Computers are the leading growth area for the consumption of long-form video. In 2014, Massive completed it's technology for development on Tablet and Mobile devices and launched its first Android and Apple apps with a number of our customers for TVOD and SVOD services, allowing them to extend their existing smartTV, set top box and games console application cores into this high growth area. Going forward, Massive intends to augment its tablet application feature set further, adding companion and second screen capabilities.

Smart Phones: Building on our work around MDK applications for the iOS and Android operating systems for Tablet Computers, we have been able to bring MDK applications to Smart Phones. We believe that Smart Phone applications form an essential piece of the long-form TV Everywhere Solution for many of our customers, especially in terms of companion device and second screen experiences.

Game Consoles: There is an increased focus on our ability to capture the age bracket normally associated with games consoles as a result of the concerted push form game console manufacturers to own the digital TV experience through powerful gaming and entertainment platforms.  During 2013 we made an investment to ensure that the MDK product remained at the forefront of TV everywhere technology, and undertook development work to add the Sony PS3 and PS4 consoles as well as the Microsoft Xbox One console.

Secure Video Encoding: In order to offer a vertically integrated solution that increases the value proposition for our customers and frees us from relying on expensive third party web-centric Online Video Platforms (OVPs), Massive has started work on a video encoding solution to meet with the needs of Multiple Service Operators (“MSO”) and Broadcast customers.  Massive believes offering proprietary secure video encoding will lead to cost reduction for our clients and a new source of revenue for Massive.  Secure Video Encoding is part of the MSM solution and offer’s studio-grade digital rights management (DRM) through our partnership with Google’s Widevine DRM business (Massive is certified Widevine Implementation Partner). It passed essential MPAA security audits in the first quarter of 2014 and entered production in the third quarter of 2014.

Massive Products

MSM: Massive’s Multi-Service Storefront Manager’s (MSM) development was accelerated in 2013, as it is our belief that it’s flexibility of video and content management will allow us to make a significant improvement against our own, and more importantly versus the rest of the industry’s Video Content Management solutions.  MSM has been successfully developed to the point where it went live with its first customers in the second quarter of 2014 and will continue to be subject to development for some years thereafter, as we extend the product to meet its long-term goals.

MUI: The market for TV Everywhere applications has recently entered a consolidation phase, with customers more interested in reducing capital outlay while widening device coverage, than in building bespoke solutions.  In early 2013, Massive put forth a plan to introduce a set of off-the-shelf user interfaces, which customers could integrate to their server side services cheaply, rather than build applications from the ground up.  These off-the-shelf interfaces are known as MUI. We have already seen significant customer acceptance, including a number of customer launches in 2014 with further customer launches in development.

MDK: The landscape for devices on which consumers engage with video is ever changing, and increasingly fragmented each year as more business try to ensure their place in the future of video entertainment by introducing their own hardware, creating a situation where software developers struggle to maintain application portability across devices.  MDK is Massive’s product to address fragmentation in the consumer electronics space. A software component library for multi-platform media portal application development, a reusable modular MVC architecture for use across multiple platforms, a set of device and graphic management abstractions and a build workflow for rapidly bringing media portals to market across multiple devices, which pulls together all of the above.  MDK simplifies and reduces capital and operational outlay to introduce bespoke applications to market, and evolve them in market.

MVP: As the market place for TV Everywhere applications already has, we believe the Server side to TV everywhere applications is about to a consolidation phase, where MSOs and Broadcaster move away from their “large corporate vendor” IPTV back ends for reasons of cost, a perceived lack of flexibility and a need to engage more dynamically with their users through a faster moving, solution where change can be more readily introduced. Massive has created MVP for this market. MVP is a SaaS model enterprise grade video platform that is fully vertically integrated and hosted on Amazon AWS infrastructure and managed by Massive.  MVP features all software for a complete video business, including CRM, analytics, CMS, encoding, recommendations, consumer user interface and more, pre-integrated ready for use, dramatically reducing the time to market technical risk and capital outlay associated with entering the online video market.

MISL: A hosted API an integration layer which provides essential server side logic and architecture to any video deployment.

ITEM 1.	BUSINESS - continued

Strategy, Opportunities, Challenges, and Risks

Today video content is consumed across more devices and on more applications than ever before.  Similarly, content is offered by a greater and more diverse number of businesses as disruption of the video rental, television broadcast, and cable TV industries continues, driven by the opportunities for new consumption methods and experiences created by the Internet and the increasing capabilities of interactive devices, capable of secure high resolution video playback.  As such, Massive’s licensing and services markets are characterized by rapid technological changes, new product introductions, changing video consumer and licensee demands and evolving industry standards that present a high risk of obsolescence.  These changes also present us with opportunities to provide richer user experiences, to engage consumers through new and emerging delivery channels, and to drive licensee satisfaction through the vertical integration of our end-to-end video solution, Massivision.

License Revenue Sectors

With our continued product evolution, Massive is focused on expanding the breadth of licensing opportunities with existing clients, and offer a wider and more attractive portfolio to new clients.  It is our belief that our vertically integrated solution will drive product uptake in new licensees, affording Massive the opportunity to earn a growing percentage of sales from a stable revenue base.

Markets

Telco/MSO Market

In our Telecommunication (“Telco”)/MSO market we derive the majority of our revenue from licenses, with key licensee including British Telecom and Telstra, the premier Telco in the UK and Australia respectively, two of Massive’s key markets.  The rich integration capabilities and flexibility of our Video Content Management solutions are critical to meeting the demands by Telcos to sell transactional and subscription video packages.  As Massive gains further traction in this market and invests in the growth of its international sales organizations, we expect to grow our Telco sector as the cost benefits associated with the Massivision suite meet the requirements of cost conscious Telcos who expect increased ROI on their video investments, as the online pay TV market starts to mature.

Broadcast Market

The broadcast market is increasingly important for Massive. Massive’s products are becoming increasingly relevant to Broadcasters, as they start to offer time shifting catch-up TV services which must mimic broadcast technology, and be on every device and not just on selected high-end Smart TVs. Further, broadcasters are putting strategies in place to ensure their ongoing relevance and advertising revenue in a non-linear TV reality, where statistics show a fall in engagement with broadcast TV, as younger consumers shift to consuming content on non-DTT broadcast devices, such as games consoles and tablets.  To this end in 2014 Massive delivered a number of key broadcast projects in Australia, adding to keystone accounts such as Channel Five in the UK that underwrite Massive’s credibility in the area, drive license revenue and pave the way to further global licensing opportunities in this vertical.

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

Hospitality Market

The Hospitality market remains a new market for Massive, and is a market we feel is ready for disruption.  The Hospitality market is today dominated by solutions from incumbent vendors, which have lacked investment. From discussions with existing vendors and with Hospitality groups, Massive sees two opportunities for growth in this sector:

ITEM 1.	BUSINESS - continued

(i)
Helping technology vendors meet the new Apple-driven expectation for usability and high quality and engaging interaction.  Existing hotel technology vendors recreate their existing systems based around the Massivision Platform, enabling them to lower their operational costs, increase the devices they can reach, and sell more video through enhanced recommendations and content management.

(ii)
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

In-Flight Entertainment

With the advent of fast and cost effective satellite internet bandwidth, opportunities open for Massive to disruptively enter a the inflight market utilizing our experience in internet technologies and over the top video applications to bring on-demand video services to in-flight video consumers. From our discussions with our existing airline partners and other technology partners we see several opportunities to take our existing technology into this adjacent market.

Airline Market

The airline in-flight entertainment market is currently a very dynamic sector of the market as long-haul, high-value carriers compete to differentiate themselves.  Airlines understand that one of the key differentiators is the perception passengers have of the airline brand through the quality of the in-flight entertainment experience, making this part of the travel experience an area of focus and high investment for airline management teams.  Massive already has a successful design-only practice around in-flight-entertainment experiences.  As airlines become keen to own the customer mindshare for longer periods of time, demand is growing to offer their entertainment pre and post-flight through tablet and mobile devices.  This move is additionally driven by new technology, such as in flight Wi-Fi and the ability to sell in-flight internet access, and the desire to lower the cost and/or weight of their aircraft by not fitting in-flight-entertainment systems and instead relying on consumers bringing their own device. Massive is well placed to capitalize on these trends through its Massivision suite.  MDK offers a unique platform for Mobile and Tablet application development, driving during-flight and post-flight opportunities to merchandise content and surface content to passengers before they board.  This is a new revenue vertical for Massive and Massive believes it is well positioned for success as it moves to take its technology and experience from other verticals to the airline market.

Automotive Market

The automotive market is an emerging market where rich interaction experiences are only now becoming possible thanks to advances in technology, such as manufacturers providing open access to engine informatics, control over infotainment components, access to connectivity and large in-dash consoles for applications to run on.  Massive believes it has a two-fold opportunity in the automotive market, firstly to lead the conceptualization of interactions that work in the automotive space, and secondly to capitalize on MDK to provide a scalable development platform to enable developers to bring applications to vehicles.

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

Competition

We compete with other similar technology and software providers such as Brightcove, Ooyala, Espial, Accedo, Cisco, and Erickson, as well as video-sharing and on-line video platform sites such as YouTube, in-house solutions, media processing services and niche technology providers.  Some of our actual and potential competitors may enjoy competitive advantages over us, such as larger sales and marketing budgets, as well as greater financial, geographical presence, technical and other resources.  The market for video and media content distribution solutions is fragmented, rapidly evolving and highly competitive.

ITEM 1.	BUSINESS - continued

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

We expect that the competitive landscape will change as our markets consolidate and mature. We believe the principal competitive factors in our industry include the following:

•	Total cost of ownership;
•	Breadth and depth of product functionality;
•	Ability to innovate and respond to customer needs rapidly;
•	Level of resources and investment in sales, marketing, product and technology;
•	Ease of deployment and use of solutions;
•	Level of integration into existing workflows, configurability, scalability and reliability;
•	Customer service;
•	Brand awareness and reputation;
•	Ability to integrate with third-party applications and technologies;
•	Size and scale of provider; and
•	Size of customer base and level of user adoption.

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

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 22 of the Notes to Consolidated Financial Statements in this Form 10-K.

Research and Development

Over many years, our R&D efforts have been based on rigorous horizon analysis which assists us in predicting growth or change in trends such as global high-speed network capacity, connected device evolution, content rights issues and consumer/viewer behaviors.  This research helps us anticipate what the future offerings of entertainment service providers might be and to better predict what the associated demands of their consumer users and viewers will be.  This constant focus on two to five years into the future has enabled Massive to deliver new IPTV platform software solutions that meet the current, state-of-the-art, needs of our clients with new solutions, and inform our product development teams as they can more accurately adjust the functionality and scalability of our existing technologies.  As well as bringing new technologies to market to meet our clients evolving needs, we are required to support continually changing technical requirements such as new operating systems or new internet connected devices.  Our ability to provide this ongoing expertise and support based upon a strong R&D program plays an important part in our ability to maintain our competitive advantage.

We conduct our research and development activities at a number of locations, including Australia and the United Kingdom.  There were no research and development expenses included in our consolidated statements of operations for the years ended December 31, 2014 and 2013.  We capitalized $1,917,930 and $149,293 development costs for the year ended 2014 and 2013, respectively.

Over the long term, we believe that research and development expenses, as a percentage of revenue, will increase, but will vary depending upon the mix of revenue from new and existing products, features and functionality, as well as changes in the technology that our technology must support, such as new operating systems or new Internet-connected devices.

ITEM 1.	BUSINESS - continued

Technology and Intellectual Property

While historically we have not focused on the development of patents and have successfully relied upon use precedent, the continued evolution of the Company, our market segments and industry-wide trends in patent portfolio strategy has recently resulted in us giving greater emphasis to the development of an intellectual property portfolio.  In the coming year, we will work towards deeper research driven development, which we believe will generate patentable material, and will underpin our long term technical strategy of providing products which simplify and reduce the cost of operating video services.  In addition, we rely upon confidentiality agreements signed by our employees, consultants and third parties, and trade secret laws of general applicability, to safeguard our software and technology.

Governmental Regulation

We are subject to risks associated with governmental regulation and legal uncertainties.  Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses.  Many laws and regulations relating to internet use and data storage, however, are pending and may be adapted in to greater or lesser extents within the global territories in which we operate.  These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), caching of content by server products and the convergence of traditional communication services with Internet communications, including the future availability and pricing of broadband transmission capability and wireless networks.  These types of regulations are likely to differ between countries and other political and geographic divisions, and are likely to be implemented in differing ways across differing geopolitical regions, with varying levels of success driven by relative levels awareness of technology issues of legislators, or other political agendas, and may affect the growth, price or availability of the Internet, and specifically its ability to deliver internet driven content to a wide population.  The implementation of any laws may have a detrimental impact to our business, meaning that our customers cannot work with us to achieve the scale required at a viable price point to use our products and services thus harming our business in such areas.  Our products and services may, if they fall out with permitted activities for internet products in any future laws become subject to investigation and regulation by data protection or legislative authorities in the areas in which we operate, which could lead to additional costs for us driven by compliance.

Employees

As of December 31, 2014, the Company had 79 employees, of which 46 employees worked in our technology division on product research, development and technical services, and 18 employees worked in our User Experience (“UX”) and User Interface (“UI”) design division.  None of our employees are represented by a labor union or covered by a collective bargaining agreement and we consider our relationship with our employees to be in good standing.

Financial Condition, Going Concern Uncertainties, and Significant Stockholders in Receivership Proceedings

Our audited financial statements for the year ended December 31, 2014 were prepared under the assumption that we would continue our operations as a going concern.  However, our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2014, indicating that, without additional sources of funding, our cash at December 31, 2014 is insufficient to pay the Wunderkind Note if the Wunderkind Note is not converted to shares of our Common Stock when due on May 1, 2015.  We do not have the ability to obtain short term financing on commercially reasonable terms because two of our large stockholders have been judicially declared insolvent and our largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities. On August 15, 2014, Freestone, owner of 15 shares of our Series B Redeemable Preferred Stock, was declared insolvent by the Court of Chancery of the State of Delaware and was ordered to liquidate its assets, the remainder of which were placed in receivership. Additionally, on October 10, 2014, Redwood (collectively with Freestone the “Series B Holders”), owner of 40 shares of our Series B Redeemable Preferred Stock, was ordered by the courts of the Cayman Islands to be officially wound up and is currently undergoing liquidation proceedings. We are unaware of the status of these liquidation proceedings. Nevertheless, even though these stockholders and these proceedings have no connection to our current business activities, because the Series B Holders are significant stockholders of our Company, and our largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities, lenders view our Company as a credit risk, and we are unable to secure short term financing like most companies our size receive in the ordinary course of business.  Management’s plans concerning these matters is described in Note 1, Going Concern, in our financial statements in this Form 10-K, however, management cannot assure you that its plans will be successful. In view of the foregoing, there is substantial doubt about our ability to continue as a going concern.  The consolidated financial statements in this Form 10-K do not include any adjustments that might result from the Company’s inability to continue as a going concern.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this Form 10-K.  Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.  If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings.  The trading price of our Common Stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks related to our business

We might not be able to continue as a going concern which would likely cause our stockholders to lose most or all of their investment in us.

Our audited financial statements for the year ended December 31, 2014 were prepared under the assumption that we would continue our operations as a going concern.  However, our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2014, indicating that, without additional sources of funding, our cash at December 31, 2014 is insufficient to pay the Wunderkind Note if the Wunderkind Note is not converted to shares of our Common Stock when due on May 1, 2015. We do not have the ability to obtain short term financing on commercially reasonable terms because two of our large stockholders have been judicially declared insolvent and our largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities causing lenders to view our Company as a credit risk. Management’s plans concerning these matters is described in Note 1, Going Concern, in our financial statements in this Form 10-K, however, management cannot assure you that its plans will be successful. In view of the foregoing, there is substantial doubt about our ability to continue as a going concern.  If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

Our business is substantially dependent upon the continued growth of the market for on-demand software solutions.

We expect to continue to derive a substantial portion of our revenue from the sale of our Massivision suite, technical and design services.  As a result, widespread acceptance and use of the products plus services business model is critical to our future growth and success.  Under the perpetual or periodic license model for software procurement, users of the software would typically install and operate the applications on their hardware.  As we move to offering on-demand hosted products we may be exposed to risk, as companies are occasionally predisposed to maintaining control of their information technology systems and infrastructure, thus there may be resistance to the concept of accessing software as a service provided by a third party.  In addition, the market for on-demand software solutions is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their technology needs.  As a result, we may be forced to reduce the prices we charge for our products and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically.  If the market for on-demand software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our products, our revenue, gross margin and other operating results could be materially adversely affected.

The success of our business depends on our licensees adequately marketing their online video services.

Although we place minimum fixed fees in each license agreement for MVP which cover our raw costs on a licensee by licensee basis our revenue and results of operations may be adversely affected if licenses fail to market their online video services adequately and ultimately fail to create the adequate content views.

Our business model depends on the continuation of certain media viewing device consumer habits.

Today the fragmentation of devices is advantageous to the Massivision product strategy.  In an unlikely scenario viewing habits could change to converge upon a single device, for example the Tablet Computer, thus reducing the need for a multi-device development solution such as MDK.  While this would not affect our other products, like MUI or MSM, such a change in viewing habits could adversely affect our revenue and results of operations.

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

ITEM 1A.	RISK FACTORS - continued

A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue.

Although we always have agreements with our licensees or customers, these agreements may not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors.  Because many of our markets are rapidly evolving, customer demand for our technologies and products can shift quickly.  If we lose business generated from such licensees, it could adversely affect our revenue and results of operations.

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

Building greater awareness around the Massivision suite is vital to expanding our products and services business geographically, as well as our ability to enter the new markets we are pursuing for our products, including our Massivision Managed Video Platform (MVP) which is targeted at mid-sized video service providers.  Our continued success relies on our reputation for providing high quality enterprise technologies, products, and services to tier one entertainment providers around the world.  If we fail to promote and maintain the Massive Interactive brand successfully our business growth may slow.  Further, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets.  Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter new markets successfully, and to provide high quality products and services in these new markets.  If we are unable to maintain and strengthen our brand, our business and our operating results could be negatively impacted.

The future growth of our licensing revenue will depend upon our success in new and existing markets and we may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products for such markets on a timely basis.

The future growth of our licensing revenue will depend upon our success in new and existing markets, such as Telco, broadcast, in-flight and automotive direct to consumer, for our technologies.

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

The markets for entertainment industry technologies are highly competitive, and we face competitive threats and pricing pressure in our markets.  Consumers may perceive the quality of the application user experience or feature set produced by some of our competitors’ technologies to be equivalent or superior to the application user experience or feature set experience produced by our technologies.  Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete.  While many of our competitors  are able to raise capital, add contract margins to gain market share and outsource much of their non-strategic, they may also be able to offer integrated system solutions in markets for entertainment technologies on a royalty-free basis or at a lower price point than we are able to given our operational structure and services, including audio, video, and other technologies, which could potentially make our services and technologies less compelling to the market, which could harm our operating results and stock price.

ITEM 1A.	RISK FACTORS - continued

In addition, markets for the application development and video platforms in which our technologies are incorporated are intensely competitive and price sensitive.  We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into new online video brands from our licensees, as they move to offer online content on a wide set of devices, such as tablets, smartphones and smartTVs.  As licensees move the online video products from the emerging market to consolidation phase they learn more about their operating costs, and are pushed for increased profitability, which can result in downward pressure on the licensing fees we charge and would also adversely affect our revenues.

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

Our recent acquisition of Wunderkind and potential future strategic transactions, including acquisitions, could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

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

ITEM 1A.	RISK FACTORS - continued

We face various risks in integrating acquired businesses, including:

•	Diversion of management time and focus from operating our business to acquisition integration challenges;
•	Cultural and logistical challenges associated with integrating employees from acquired businesses into our organization;
•	Retaining employees, suppliers and customers from businesses we acquire;
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

Our quarterly operating results are tied to certain financial and operational metrics that have fluctuated in the past and may fluctuate significantly in the future.  As a result, you should not rely upon our past quarterly operating results as indicators of future performance.  Our operating results depend on numerous factors, many of which are outside of our control.  In addition to the other risks described in this “Risk Factors” section, the following risks could cause our operating results to fluctuate:

•	Our ability to retain existing customers and attract new customers;
•	The mix of annual and monthly customers at any given time;
•	The timing and amount of costs of new and existing marketing and advertising efforts;
•	The timing and amount of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and
•	The cost and timing of the development and introduction of new product and service offerings by us or our competitors;

Our long-term success depends, in part, on our ability to expand the sales of our products to customers globally, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices and/or have sales personnel in Australia, France, United States, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful because of several factors, including:

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

These factors may cause our costs of doing business in these geographies to exceed our comparable domestic costs.  Operating in international markets also requires significant management attention and financial resources.  Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.  Additionally, if we are unable to acquire additional capital resources upon commercially reasonable terms, we may be forced to delay or forego expansion in certain or all international territories and in some cases, cease operations in certain geographies all together.

ITEM 1A.	RISK FACTORS - continued

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

We increased our number of full-time employees from 80 as of December 31, 2013 to 86 as of December 31, 2014.  Our headcount and operations have grown, both domestically and internationally, since our inception.  This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure.  We anticipate further growth will be required to address increases in our product and service offerings and continued international expansion.  Our success will depend in part upon the ability of our senior management team to manage this growth effectively.  To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, design, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

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

ITEM 1A.	RISK FACTORS - continued

Our business growth objectives may be impeded by delays in new product and service introduction and innovation.

We, like all companies operating within the technology domain, face technology risks, driven by reliance on third party vendors, changes in industry approaches, new market entrants, new devices and platforms, new standards and the falling price of technology leading to new commercial strategies.  These risks may be within our control and may be beyond our control and may negatively affect our ability to introduce products to market in line with the timescales in which we account for them in our strategy and projections, leading to costs in our technology, marketing and sales operations and leading to unsuccessful launches of new technology through it missing a time to market, functionality or cost objective.  Delays or failings in any of these matters could hinder or prevent the achievement of our growth objectives and hurt our business.

There is no assurance that the current cost of Internet connectivity and network access will not rise with the increasing popularity of online media services.

We rely on third-party service providers for our principal connections to the Internet and network access, and to deliver media to consumers.  As demand for online media increases, there can be no assurance that Internet and network service providers will continue to price their network access services on reasonable terms.  The distribution of online media requires delivery of digital content files and providers of network access and distribution may change their business models and increase their prices significantly, which could slow the widespread adoption of such services.  In order for our services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of digital media files. We have limited or no control over the extent to which any of these circumstances may occur, and if network access or distribution prices rise, our business, financial condition and results of operations would likely be adversely affected.

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

We may have difficulty scaling and adapting our existing infrastructure to accommodate increased traffic and storage, technology advances or customer requirements.

In the future, advances in technology, increases in traffic and storage, and new customer requirements may require us to change our infrastructure, expand our infrastructure or replace our infrastructure entirely.  Scaling and adapting our infrastructure is likely to be complex and require additional technical expertise.  If we are required to make any changes to our infrastructure, we may incur substantial costs and experience delays or interruptions in our service.  These delays or interruptions may cause customers and partners to become dissatisfied with our service and move to competing service providers.  Our failure to accommodate increased traffic and storage, increased costs, inefficiencies or failures to adapt to new technologies or customer requirements and the associated adjustments to our infrastructure could harm our business, financial condition and results of operations.

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

ITEM 1A.	RISK FACTORS - continued

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

ITEM 1A.	RISK FACTORS - continued

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

ITEM 1A.	RISK FACTORS - continued

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

ITEM 1A.	RISK FACTORS - continued

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

The trading market for our Common Stock may be influenced by research and reports that industry or security analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.  If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our Common Stock.

Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 and related rules, or SOX, our management is required to report on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, requiring documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to further upgrade our systems and implement additional financial and management controls.  If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future could cause us to fail to meet our future reporting obligations and cause the price of our Common Stock to decline.

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

ITEM 1A.	RISK FACTORS - continued

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

Any provision of our amended and restated articles of incorporation, our bylaws or Nevada law that has the effect of delaying or deterring a change in control of our Company could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

We record substantial expenses related to our issuance of equity awards that may have a material adverse impact on our operating results for the foreseeable future.

We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results.  The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock.  If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our Common Stock price has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our Common Stock and you could lose all or a part of your investment.

            During the period from October 24, 2013 and December 31, 2014, the high and low sales prices for our Common Stock were $0.90 and $0.10, respectively.  There is a limited public market for our Common Stock and we cannot provide assurances that an active trading market will develop. As a result of low trading volume in our Common Stock, the purchase or sale of a relatively small number of shares could result in significant share price fluctuations.  Additionally, the market price of our Common Stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including general economic, industry and market conditions and in particular, the lack of liquidity in our Common Stock due to the fact that a small number of stockholders own more than a majority of our outstanding shares of Common Stock.   For these reasons and others, an investment in our securities is risky and invest only if you can withstand a significant loss and wide fluctuations in the value of your investment.

A significant number of additional shares of our Common Stock may be issued at a later date, and their sale could depress the market price of our Common Stock.

As of March 24, 2015, we had outstanding the following securities that are convertible into or exercisable for shares of our Common Stock:

●	Series B Preferred Stock convertible into 15,554,523 shares of Common Stock;
●	Warrants issued September 12, 2011 and expiring September 12, 2016, exercisable for 6,810,269 shares of Common Stock at an exercise of $.28 per share;
●	Wunderkind Note issued May 1, 2014 for a principal amount or $5,500,000, accruing interest at 0.5%, convertible into 45% of our outstanding shares of Common Stock on a fully diluted basis;
●
Warrants issued to Gil Orbach on October 24, 2014, expiring October 24, 2017, for 100,000 shares of Common Stock at an exercise of $.25 per share, or in the case of a change of control, 550,000 shares of Common Stock for an exercise price of $.05 per share; and

●
Convertible Promissory Notes issued March 23, 2015 for an aggregate amount of $636,310, accruing interest at 12%, convertible upon a Qualified Financing (as such term is defined in the Convertible Promissory Notes) into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing.

The possibility of the issuance of these shares, as well as the actual sale of such shares, could substantially reduce the market price for our Common Stock and impede our ability to obtain future financing.

ITEM 1A.	RISK FACTORS - continued

Future sales and issuances of our equity securities or rights to purchase our equity securities, would result in additional dilution of the percentage ownership of our stockholders.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution.  We may, as we have in the past, sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be further diluted by subsequent sales.  Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our stock is considered a penny stock and as a result, is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  Broker-dealers must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current  quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security.  Consequently, the “penny stock” rules restrict the ability of broker-dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our Common Stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 2.	PROPERTIES

Oil and Natural Gas Projects

In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for the year ended December 31, 2013.  Further detail can be found within Note 5, Discontinued Operations and Assets Held for Sale in our financial statements included in this Form10-K.

Other Property

Our corporate headquarters are located in London, United Kingdom, and we have additional offices in Prague, Czech Republic and Sydney, Australia, all of which we use for sales and marketing as well as research and development.  We believe our facilities, which are all leased and total 2,872 square feet, are adequate for our current needs.

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

Calendar Quarter Ended	Low Close ($)	High Close ($)

March 31, 2014	0.35	0.75
June 30, 2014	0.32	0.53
September 30, 2014	0.12	0.44
December 31, 2014	0.13	0.29

March 31, 2013	1.12	4.00
June 30, 2013	0.50	1.45
September 30, 2013	0.15	1.00
December 31, 2013	0.10	0.78

On March 24, 2015 there were 184 holders of record of our Common Stock listed by our transfer agent.

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

Recent Sales of Unregistered Securities

Within the past three years, we issued the unregistered securities described below. We believe that each of these securities transactions is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) as a transaction not involving any public offering and/or Regulation D promulgated under the Securities Act.  In each case, the number of investors was limited, the investors were either all accredited and/or otherwise qualified, had access to material information about the issuer, and restrictions were placed on the resale of the securities sold.

As reported in our Current Report on Form 8-K filed on March 25, 2015, on March 23, 2015, we closed on private offerings of secured convertible promissory notes in the aggregate amount of $636,310. The promissory notes bear interest at the rate of 12% annually and mature on the first to occur of (i) December 31, 2015, (ii) certain change in control transactions, and (iii) the closing of the next issuance and sale of capital stock of our Company resulting in gross proceeds to our Company of at least $2,000,000 (a “Qualified Financing”). Upon the closing of a Qualified Financing, each holder of a promissory note will have the option to convert the principal and accrued but unpaid interest on their promissory note into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing. See Note 24 – Subsequent Events in our financial statements included in this form 10-K.

As reported in our Current Report on Form 8-K filed on March 25, 2015, on March 19, 2015, we issued an aggregate of 17,613,630 shares of our Common Stock to several members of management as retention bonuses.  See Note 24 – Subsequent Events in our financial statements included in this form 10-K.

As reported in our Current Report on Form 8-K filed on May 7, 2014, on May 1, 2014, we consummated the purchase of all outstanding shares of Wunderkind pursuant to a Stock Purchase Agreement in exchange for the Wunderkind Note.  The Wunderkind Note, which is for the principal amount of $5.5 million, bears interest at the rate of 0.5% annually. It becomes due and payable on May 1, 2015, unless settled in shares of our Common Stock. The Wunderkind Note is convertible into 45% of the total shares of our Common Stock issued and outstanding on a fully diluted basis on the date of conversion.

As reported in our Current Report on Form 8-K filed on October 31, 2014, on October 24, 2014, we entered into a Note and Warrant Purchase Agreement with Gil Orbach to issue a $1,000,000 in principal amount of promissory note and warrants to purchase an aggregate of 100,000 shares of our Common Stock.  The note bears interest at a rate of 10.0% per annum and will mature on October 24, 2015.

 For the year ended December 31, 2013, we issued 22,986 restricted shares of our Common Stock to consultants valued at $25,556.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

On November 7, 2013, Xtreme issued 55,000,000 shares of our Common Stock to Southport Lane Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, in exchange for consideration of $55,000.  In addition, on November 7, 2013, Xtreme sold 55 shares of Series B Redeemable Preferred Stock to Rolling Hill for $5,500,000.   Rolling Hill then distributed 40 shares of the Preferred Stock to Redwood and 15 shares of the preferred stock to Freestone. The preferred stock accrues an annual dividend of $6,750 per share and is redeemable by the Company at any time prior to November 16, 2016 and the Holders may convert the preferred stock following the third anniversary of the date of issuance.  Each share of preferred stock is convertible into a number of shares of our Common Stock equal to 100,000, plus accrued dividends, divided by $0.144, 120% of the closing bid price of our Common Stock on November 1, 2013, subject, however, to weighted average anti-dilution protection.

On May 7, 2013, Xtreme issued a total of 3,694,000 shares of our Series B Redeemable Preferred Stock to the then CFO, CEO, COO, Corporate Secretary, and three unrelated third parties, in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals.  The amount of shares issued to the then CEO, COO, CFO, and Corporate Secretary were 1,250,000; 1,500,000; 400,000; and 84,000 shares, respectively, valued at $1,649,340.  On August 17, 2013, the shares of preferred stock were converted into 3,694,000 shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has no equity compensation plans in place.

ITEM 6.	SELECTED FINANCIAL DATA

Smaller reporting companies such as the Company are not required to provide the information required by this item

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This discussion highlights key information as determined by management but may not contain all of the information that is important to you. For a more complete understanding, the following should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of December 31, 2014 and 2013 and for each of the years ended December 31, 2014 and 2013 included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following paragraphs include a discussion of our results of operations for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.  Our results are comprised of the results of operation of Wunderkind from the time of acquisition, May 1, 2014, through December 31, 2014 and of Massive Media from the time of acquisition, November 15, 2013, through December 31, 2014.  As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas.  As such, we reported all activity related to Xtreme operations as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 5, Discontinued Operations and Assets Held for Sale in our financial statements included in this Form 10-K.

For the Year Ended December 31, 2014 compared to 2013

Revenues

For the year ended December 31, 2014, revenues were $13,417,745, compared to revenues of $1,265,248 for year ended December 31, 2013.  Our revenue is comprised of the revenue recognized by Massive Media from the time of acquisition, November 15, 2013, through December 31, 2014, as well as from Wunderkind from the time of acquisition, May 1, 2014 through December 31, 2014.  As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 5, Discontinued Operations and Assets Held for Sale in our financial statements included in this form 10-K.

 General and Administrative Expenses

For the year ended December 31, 2014, general and administrative expenses were $11,573,318 compared $1,871,686 for year ended December 31, 2013.  Our general and administrative expenses are comprised of the expenses recorded by Massive Media from the time of acquisition through December 31, 2014 as well as the remaining expenditures of Xtreme that were not reported in discontinued operations for the years ended December 31, 2014 and 2013, respectively.  Additionally, also included are the general and administrative expenses from Wunderkind from the time of its acquisition, May 1, 2014 through December 31, 2014.  As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 5, Discontinued Operations and Assets Held for Sale in our financial statements included in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Depreciation and Amortization Expenses

Depreciation and amortization expense during the year ended December 31, 2014 and 2013 was $1,192,274 and $73,450 (inclusive of $2,619 relating to the unwinding of the deferred tax liability), respectively.  Our depreciation and amortization expenses are comprised of the expenses recorded by Massive Media from the time of acquisition through December 31, 2014, as well as from Wunderkind from the time of its acquisition, May 1, 2014 through December 31, 2014.  As previously noted, in the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., we proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme.  As such, we reported all activity related to Xtreme as discontinued operations beginning with our financial results for the year ended December 31, 2013.  Further detail can be found within Note 5, Discontinued Operations and Assets Held for Sale in our financial statements included in this Form 10-K.

Net Income/(Loss)

For the year ended December 31, 2014, we had net income of $4,304,607 compared with net loss of ($6,935,764) for 2013.  The increase in net income from 2013 was primarily due to the increase in revenue from the acquisitions of Massive Media and Wunderkind, in addition to the gain on change in fair value of the derivative liability.  See Note 4, Acquisitions in our financial statements included in this form 10-K.

Liquidity and Capital Resources

As of December 31, 2014, our continuing operations had cash of $204,148 and a working capital balance of ($2,639,836).  As of December 31, 2013, our continuing operations had cash of $1,121,181 and a working capital balance of ($217,950).  Working capital is defined as current assets minus current liabilities, convertible loan notes and derivative liability.

The reduction in cash is due to the repayment of $1,970,827 of debt liabilities and capital software expenditures of $1,917,930, offset by $1,770,918 of proceeds from advances. This event was non-recurring.

If the Wunderkind Note is not settled in shares of our Common Stock when it becomes due and payable on May 1, 2015, there is substantial doubt we will be able to continue as a going concern without additional sources of funding, which we might not be able to obtain. We do not have the ability to obtain short term financing on commercially reasonable terms because two of our large stockholders have been judicially declared insolvent and our largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities causing lenders to view our Company as a credit risk. Management’s plans concerning these matters is described in Note 1, Going Concern, in our financial statements in this Form 10-K, however, management cannot assure you that its plans will be successful. In view of the foregoing, there is substantial doubt about our ability to continue as a going concern.

Cash Flows from Continuing Operations

Operating activities

Cash provided by (used in) operating activities from continuing operations during the year ended December 31, 2014 and 2013 was $1,327,675 and ($511,729), respectively.  Net non-cash gains for the year ended December 31, 2014 were $3,133,306 and offset our consolidated net income from continuing operations of $4,304,607 for the year ended December 31, 2014.  Non-cash gains for the year ended December 31, 2014 are primarily comprised of derivative income of $4,533,917 offset by bad debt expense of $207,506 and depreciation and amortization of $1,192,274.  Changes in operating assets and liabilities used $156,374 of cash.  Our consolidated net income from continuing operations for the year ended December 31, 2013 of $199,129 and cash provided by changes in operating assets and liabilities of $390,879, offset by net non-cash gains of $319,979, were the factors contributing to the net cash used by operating activities in 2013.  Non-cash expenses for the year ended December 31, 2013 were primarily comprised of stock issued for services and interest expense of $395,692 offset by gains from debt forgiveness and debt conversion of $179,154 and $233,811, respectively, and derivative income of $376,156.

Investing Activities

Cash used in investing activities from continuing operations was $1,897,727 for the year ended December 31, 2014, primarily related to capital software expenditures.  Cash used in investing activities from continuing operations for the year ended December 31, 2013 consisted of $3,004,611, primarily consisting of $2,930,631 of net cash paid for the acquisition Massive Media, as further discussed in Note 4 Acquisition to our consolidated financial statements. In addition, there were capital software expenditures of $149,293.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financing Activities

Cash (used in) provided by financing activities of continuing operations for the year ended December 31, 2014 amounted to ($199,909), compared to $4,973,032 for the year ended December 31, 2013.  This decrease is primarily due to the funds received in the fourth quarter of 2013 in the amount of $5,500,000 for the sale of our common and Preferred Stock, which was offset by payments on related party debt that we assumed during the acquisition of Massive Media of $768,814.  Additionally, in 2014 we made repayments of other liabilities of $63,944 and repayments to advances of $1,906,883 which were offset by other cash provided by financing activities related proceeds from advances of $1,770,918.

Recently Issued Accounting Pronouncements

See Note 3 Significant Accounting Policies to the Consolidated Financial Statements contained in Item 8 below.

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

Revenue Recognition

We recognize revenue in accordance with the accounting standard, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured and; (iv) product delivery has occurred or services have been rendered. We recognize revenue, net of sales taxes assessed by any governmental authority.  Our material revenue streams are related to the delivery of IP video software solutions, including software-as-a-service (“SaaS”) fees, software usage fees, enterprise license fees, set-up/support services, storage, hardware components, content delivery and content syndication.

Our solutions also include technical integration services, interface design, branding, strategic planning, creative production, online marketing, media planning and analytics. We enter into revenue arrangements that may consist of multiple deliverables of components and services due to the needs of our customers.

Software Development Costs

Costs incurred to develop software applications used in all our products consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project.  These costs generally consist of internal labor during configuration, coding and testing activities.  Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred.  Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met.  Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred.  These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is five to ten years.  We capitalized $1,917,930 in 2014 and $149,293 in 2013.  Amortization of software development costs was $920,293 in 2014 and $64,113 in 2013.

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

We adopted ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) Testing Goodwill for Impairment.  Under ASU 2011-08, we have the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary.  Based on the assessment of these qualitative factors, we determined that no impairment indicators were noted, allowing us to forego the quantitative analysis.

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

On September 12, 2011, Xtreme raised $2,360,000 in convertible notes (the “9/12 Notes). The 9/12 Notes bear an interest rate of 12% per annum and matured on September 12, 2013.  Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of our Common Stock; provided however, that in no event shall the lender be entitled to convert any portion of the 9/12 Notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of our Common Stock.  The 9/12 Notes are convertible at a fixed conversion price of $0.28 per share.  In addition, Xtreme issued warrants (the “Warrants”) to acquire 6,810,269 shares of our Common Stock at a strike price of $0.28 per share.  The Warrants expire on September 12, 2016. The conversion price of the 9/12 Notes and Warrants will be reduced in the event the Company issues or sells any shares of Common Stock less than the conversion price.

Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012.  As a result the remaining 9/12 Notes totaling $151,466 as of December 31, 2013 and 2014 remain in default.

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

On December 31, 2013 Xtreme recognized a derivative liability for the 9/12 Notes and Warrants of $21,600 and a change in fair value of $34,663 for the year ended December 31, 2014, and redemptions of $0 for the year ended December 31, 2014 resulting in a derivative liability of $56,263 at December 31, 2014. On December 31, 2012 Xtreme recognized a derivative liability for the 9/12 Notes and Warrants of $227,070 and a change in fair value of $416,987 for the year ended December 31, 2013, and redemptions of ($622,457) for the year ended December 31, 2013 resulting in a derivative liability of $21,600 at December 31, 2013.

On December 31, 2013 Xtreme recognized a derivative liability for the Warrants of $7,717 and a change in fair value of $56,030 for the year ended December 31, 2014, resulting in a derivative liability of $63,747 at December 31, 2014.  On December 31, 2012 Xtreme recognized a derivative liability for the Warrants of $178,403 and a change in fair value of ($170,686) for the year ended December 31, 2013, resulting in a derivative liability of $7,717 at December 31, 2013.

As of December 31, 2014 and 2013 respectively, the balance of the 9/12 Notes is $151,466.

On May 1, 2014, in connection with the acquisition of Wunderkind, the Company issued the Wunderkind Note in the amount of $5,500,000, plus interest of 0.5% compounded annually.  All outstanding and unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, are due and payable in full on May 1, 2015, unless the Wunderkind Note shall have been previously converted.  Pursuant to section 2.1 of the Wunderkind Note, Wunderkind will have the right to convert all or part of the outstanding principal of the note into a number of shares of our Common Stock equal to 45% of the total shares of our Common Stock issued and outstanding on a fully diluted basis (or the appropriate pro rata amount, in case of conversion of part of the outstanding principal) on the date of conversion.

The conversion features of the Wunderkind Note are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features as well as the feature that provides for conversion into a variable number of shares equal to 45% of the total value of outstanding shares of our Common Stock, on a diluted basis. The fair value was estimated on the date of grant using a Monte Carlo valuation model that incorporated the following weighted-average assumptions:  expected dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 0.10%, an expected holding period of 12 months and the likelihood of a dilutive event of 5%.  The resulting values, at the date of issuance, were allocated to the dilutive and non-dilutive conversion features.   The Company recorded a gain on change in fair value on the Wunderkind Note of $4,641,000 at December 31, 2014 due to a change in market value of the convertible features.

On October 24, 2014, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Gil Orbach (“Investor”) to issue a $1,000,000 in principal amount promissory note (the “Note”) and warrants (the “Warrants”) to purchase an aggregate of 100,000 shares of our Common Stock, $0.001 par value (the “Common Stock”), of the Company (the “Offering”).  The Note and Warrants were issued by the Company to the Investor on October 24, 2014.

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

The Warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $0.25 per share of Common Stock, subject to customary anti-dilution adjustments.  In the event of a Change in Control, the exercise price of the Warrants shall reset to $0.05 per share and the number of shares of Common Stock underlying the Warrants shall increase to 550,000 shares of Common Stock.

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

Significant estimates with regard to these financial statements include the estimate of income taxes and contingency obligations including legal.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is set forth in the Consolidated Financial Statements and Notes thereto beginning at page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2014, the Company’s Board of Directors authorized the dismissal of LBB & Associates Ltd (“LBB”) as the Company’s independent registered public accounting firm. Also on February 27, 2014, the Company’s Board of Directors authorized the engagement of BDO East Coast Partnership (“BDO”) as the Company’s independent registered public accounting firm.

During the Company’s fiscal years ended December 31, 2012 and 2011, and through the change, there were (i) no disagreements with LBB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to LBB’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The foregoing information was previously reported on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

ITEM 9A.	CONTROLS AND PROCEDURES - continued

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

 Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as issued in 1992 (the “1992 Framework”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In May of 2013, COSO released an updated version of its Internal Control—Integrated Framework (the “2013 Framework”). The 2013 Framework is intended to address changes in the business, operating, and regulatory environment that have occurred since COSO issued the 1992 Framework. COSO considers the 1992 Framework to have been superseded by the 2013 Framework after December 15, 2014. As noted above, Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2014 was based on the 1992 Framework. Management intends to integrate the changes prescribed by the 2013 Framework into its assessment of the Company’s internal control over financial reporting during 2015.

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to an exemption from that requirement available to smaller reporting companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and directors and their ages, titles, and biographies as of March 24, 2015 are set forth below:

Name	Age	Position	Since
Ron Downey	54	Chairman of the Board and Chief Executive Officer	Dec 2013

Antaine Furlong	41	Chief Financial Officer	Dec 2013

Derek Ellis	47	Chief Creative Officer	Dec 2013

Max Ramsay	40	Chief Technical Officer	Dec 2013

Members of our Board of Directors will hold office until our Company’s next annual meeting of stockholders or until their successors are duly elected and qualified.  Our officers serve at the discretion of the Board. The following is information on the business experience of our director and officers.

Ron Downey, Chief Executive Officer and Chairman of the Board

Prior to joining our Company in December 2013, Mr. Downey co-founded Massive Media in Sydney, Australia in 1996, and has been its chief executive officer since that time.  Mr. Downey was the General Manager at Terabyte Interactive, Auckland, New Zealand (1994-1996).  Before moving into digital technology, Mr. Downey worked in the advertising and music industries as a writer, composer, artist and producer.  Mr. Downey graduated with a B.A. from Auburn University.  We believe Mr. Downey’s significant knowledge of the Company and extensive experience in the digital technology field qualifies him to be a member of our Board of Directors and Chairman of the Board.

Antaine Furlong, Chief Financial Officer

Mr. Furlong joined our Company in December 2013, and has been chief financial officer of Massive Media since 2010.  Prior to that, Mr. Furlong was the Group Financial Controller for TIVO (Australia and New Zealand) (2009-2010).  Prior to that, he held senior finance positions at Ebay, McCann Erickson, Freemantle Media and Kraft Foods.  Mr. Furlong is a member of the Australian Institute of Company Directors and studied at University College Dublin and IADT in Ireland.

Derek Ellis, Chief Creative Officer

Prior to joining our Company in 2013, Mr. Ellis co-founded Massive Media in 1996, and has been its chief creative officer since that time.  Mr. Ellis has an extensive background in designing for enhanced broadcast, entertainment and information services across emerging platforms.  He has worked as Designer, Art Director and Creative Director for a range of global clients and received numerous accolades and awards.

Max Ramsay, Chief Technical Officer

Mr. Ramsay joined our Company in 2013, and has been chief technical officer of Massive Media since 2010. Mr. Ramsay is responsible for product direction, licensing, delivery and business development globally at Massive Media.  Having launched one of the first multi-room home media servers, Mr. Ramsay co-founded Avega Systems in 2004, which built DLNA media streaming systems and was eventually purchased by Altec Lansing in 2009.  Mr. Ramsay graduated with a BSc in Electronics and Music Technology from Glasgow Caledonian University.

Code of Ethics

 Because of the small number of existing directors and officers, a total of four individuals, the Company has not adopted a Code of Ethics.

Committees of the Board of Directors

 The Company does not currently have standing audit, nominating or compensation committees.

Directors’ Compensation

During the year ended December 31, 2014, we did not pay any compensation to our directors solely for their services on our Board of Directors.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Communications with Directors

Shareholders and other interested parties may communicate with our Board of Directors by forwarding written comments to the Board of Directors of Massive Interactive, Inc., 6th Floor, 10 Lower Thames, London EC3R 6AF,  United Kingdom. Company contact information and procedures are also included on the Company’s website at http://www.massiveinteractive.com.  The Company does not have a formal procedure by which stockholders may recommend nominees to committees its Board of Directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers and directors of the Company and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  Our officers and directors have not complied with all applicable Section 16(a) filing requirements in that none of the officers or directors have filed their Form 3s and Form 4s as required.  However, all officers and directors of the Company will file the required Forms 3 and 4 as soon as reasonably practicable after the filing of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Annual Compensation

The following table sets forth information concerning compensation paid by the Company to its named executive officers for services rendered to it in all capacities during the years indicated below.

Name and Principal Position	Year	Salary	All Other Compensation (2)	Total (3)

Ron Downey, Chairman of the Board of Directors and Chief Executive Officer(1)	2014	$397,685	$126,053	$523,738
	2013	48,966	16,695	65,661

Antaine Furlong, Chief Financial Officer (1)	2014	$207,992	$120,143	$328,135
	2013	25,952	14,381	40,333

Derek Ellis, Chief Creative Officer (1)	2014	$215,998	$9,484	$225,482

(1) Messrs. Downey, Furlong and Ellis were each appointed to their positions at the Company on December 20, 2013.
(2) Includes in 2014 health insurance premiums paid by the Company for each of Messrs. Downey, Furlong and Ellis in the amount of $32,268, $1,677 and $9,484, respectively, and amounts paid by the Company for secondment accommodations for each of Messrs. Downey and Furlong of $93,785 and $118,466, respectively. Includes in 2013 health insurance premiums paid by the Company for each of Messrs. Downey and Furlong in the amount of $5,531 and $279, respectively, and amounts paid by the Company for secondment accommodations for each of Messrs. Downey and Furlong of $11,164 and $14,102, respectively.
(3) Messrs. Downey and Furlong are paid in British Pound Sterling, or GBP.  In 2014, Mr. Ellis was paid both in GBP and Australian Dollars, or AUD.  All amounts paid to Messrs. Downey, Furlong and Ellis have been converted to US dollars using the average exchange rate from GBP or AUD, as applicable, at December 31 of the relevant year of 1 GBP/1.64536 US dollars or 1 AUD/0.898274 US dollars (for 2014) and 1 GBP/1.566912 US dollars or 1 AUD/0.95775 US dollars (for 2013) as determined using the Company’s accounting software. All amounts included in this table for 2013 are prorated based on the date each of Messrs. Downey and Furlong were appointed to the Company.

Stock Options

No options are currently issued to any executive, employee, consultant or investor.

Employment Agreements

We have not executed employment agreements with our current officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 24, 2015 the number and percentage of outstanding shares of our Common Stock, which are beneficially owned by (i) each person known to the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) the sole member of the Company’s Board of Directors, (iii) each named executive officer, and (iv) the Company’s current director and all executive officers as a group.  Except as listed in the table below, to the knowledge of the Company, no person is the beneficial owner of five percent or more of its outstanding Common Stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Applicable percentage ownership in the table below is based on 78,789,772 shares of Common Stock outstanding as of March 24, 2015, together with each stockholder’s portion of the Wunderkind Note, if applicable. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares of Common Stock. Also in accordance with the rules of the SEC, a portion of the Common Stock subject to the Wunderkind Note (which is exercisable within 60 days after March 24, 2014), is deemed outstanding for purposes of computing the percentage ownership of the person with rights to such portion of Common Stock, but is not deemed outstanding for computing the percentage ownership of any other person.  Unless otherwise indicated, the address for each listed stockholder listed below is c/o Massive Interactive, Inc., 6th Floor, 10 Lower Thames, London EC3R 6AF, United Kingdom.

	Shares Beneficially Owned
Name and Address of Beneficial Owners	Number of Shares of Common Stock	Percentage Beneficially Owned
Greater than 5% Shareholders
Southport Lane Equity II, LLC 17 State Street, 16th Floor New York, NY 10004	55,000,000	69.81%

Monique Ellis	4,445,770(1)	5.40%

Director and Named Executive Officers
Ron Downey	48,503,672(2)	39.01%
Antaine Furlong	1,570,800	1.99%
Derek Ellis	37,665,410(3)	32.77%
Director and all executive officers as a group (4 persons)	89,167,220(4)	55.57%

(1)	Includes 3,497,362 shares of Common Stock that may be issued to Ms. Ellis upon conversion of the Wunderkind Note.
(2)	Includes 45,539,903 shares of Common Stock that may be issued to Mr. Downey upon conversion of the Wunderkind Note.
(3)	Includes 36,126,102 shares of Common Stock that may be issued to Mr. Ellis upon conversion of the Wunderkind Note.
(4)	Includes an aggregate of 81,666,005 shares of Common Stock that may be issued to our director and executive officers upon conversion of the Wunderkind Note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On occasion we may engage in certain related party transactions.  Our policy is that all related party transactions are reviewed and approved by the Board of Directors prior to our entering into any related party transactions.

In April 2013, Xtreme entered into an agreement with Torchlight Energy, Inc. (“Torchlight”) related to our Kansas, or Smokey Hills, prospect and all of its oil and gas properties in Oklahoma.  Under the agreement, Torchlight acquired most of our interest in the properties and assumed all liabilities for such properties for a total consideration of approximately $1.2 million.  Mr. McAndrew, our Chairman and Chief Executive Officer at the time of the transaction, was acting as a consultant to Torchlight, necessitating a release by Xtreme of Mr. McAndrew’s covenant not to compete with the Company.  An independent committee consisting of shareholders advised the Company with regard to the transaction.  Mr. McAndrew resigned from his positions as our Chief Executive Officer in September 2013 and has since then been the Chief Operating Officer and a director of the board of Torchlight and shared the same office as Xtreme at the time.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

During the year ended December 31, 2013, Massive received an advance from Antaine Furlong of $357,627.  Interest is accrued on this advance at the rate of 43% per annum.  The advance and accrued interest are payable on demand and unsecured.  This advance was settled in January 2014.

During the year ended December 31, 2013, Massive received an advance from Southport Lane of $515,000.  Interest is accrued on this advance at the rate of 4% per annum.  The advance and accrued interest are payable on demand and unsecured.  This advance was settled in January 2014.

During the year ended December 31, 2014, Massive received advances from Ron Downey and Derek Ellis of $302,556 and $304,809, in May and August, respectively.  Interest is accrued on these advances at the rate of 9% per annum.  The advances and accrued interest are payable on demand and unsecured.  Both advances were settled during in June and September of 2014, respectively.

As reported in our Current Report on Form 8-K filed on March 25, 2015, on March 23, 2015, we closed on private offerings of secured convertible promissory notes in the aggregate amount of $636,310 to multiple investors including Ron Downey (Chairman of our Board of Directors and Chief Executive Officer) and Derek Ellis (Chief Creative Officer).  The promissory notes bear interest at the rate of 12% annually and mature on the first to occur: (i) December 31, 2015, (ii) certain change in control transactions, and (iii) the closing of the next issuance and sale of capital stock of our Company resulting in gross proceeds to our Company of at least $2,000,000 (a “Qualified Financing”).  Upon the closing of a Qualified Financing, each holder of a promissory note will have the option to convert the principal and accrued but unpaid interest on their promissory note into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The consolidated financial statements as of December 31, 2014 and 2013 appearing in this Form 10-K have been audited by BDO East Coast Partnership and LBB & Associates Ltd., LLP, independent certified public accountants, as set forth in their report thereon appearing elsewhere in this Form 10-K.

The following is a summary of the fees billed to us for fiscal 2014 and 2013 by BDO East Coast Partnership, BDO USA, LLP and LBB & Associates Ltd., LLP, respectively.

BDO East Coast Partnership:

SERVICES	2014	2013
Audit fees	$95,217	$50,964
Audit-related fees	4,042	-
Tax fees	-	-
All other fees	-	-

Total fees	$99,259	$50,964

BDO USA, LLP:

SERVICES	2014	2013
Audit fees	$-	$28,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$-	$28,000

LBB & Associates Ltd.:

SERVICES	2014	2013
Audit fees	$-	$24,527
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$-	$24,527

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

The audit fees include professional services for the financial statements and for reviews of the financial statements of our quarterly reports on Form 10-Q.  The audit related fees include professional services for review of other public filing documents performed by BDO East Coast Partnership. No other fees were billed by or services rendered by LBB & Associates Ltd., LLP or BDO USA, LLP.

As noted under Item 10 of this Report, the Company does not currently have an audit committee. The engagement of the Company’s independent registered public accounting firm is administered by Antaine Furlong, Chief Financial Officer, who is responsible for the approval of services under the engagement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements. The following financial statements are included with this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013
Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements – December 31, 2014 and 2013

(b)           Exhibits.  The following exhibits are being filed or furnished with, or incorporated by reference into, this Report:

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Certificate of Amendment to Articles of Incorporation (4)

3.4	Bylaws (1)

4.1	Certificate of Designation for Series B Redeemable Preferred Stock (7)

10.1	Agreement for Sale, Assignment and Release of Interests – Oil Creek (1)

10.2	Agreement for Sale, Assignment and Release of Interests – Cookie (1)

10.3	Agreement for Sale, Assignment and Release of Interests – Winston (1)

10.4	Agreement for Sale, Assignment and Release of Interests – Lenhart (1)

10.5	Agreement for Assignment of Rights Under Settlement Agreement (1)

10.6	Employment Agreement – W. McAndrew** (1)

10.7	Employment Agreement – N. DeVito** (1)

10.8	Employment Agreement – P. Wingate** (1)

10.9	Settlement Agreement and Release – So. Kensington et. al. (1)

10.1	Agreement to Acquire Emerald Energy Partners, LLC (1)

10.11	Agreement to Acquire Majority Interest in Small Cap Strategies (1)

10.12	Agreement to Acquire I.R.A. Oil and Gas, LLC (1)

10.13	Mutual Release of Claims – W. McAndrew** (1)

10.14	Mutual Release of Claims – F. Schiemann** (1)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

10.15	Mutual Release of Claims – P. Wingate** (1)

10.16	Form of Investment Agreement – Kodiak Capital (2)

10.17	Form of Registration Rights Agreement – Kodiak Capital (2)

10.18	Term Sheet Kodiak Capital (2)

10.19	Form of Subscription Agreement (3)

10.20	Form of Notes (3)

10.21	Form of Warrants (3)

10.22	Employment Agreement – R. Wurtele

10.23
Stock Purchase Agreement, dated as of October 17, 2013, by and among Xtreme Oil & Gas, Inc., Massive Media Pty Ltd., STW Communications Group Ltd., Ron Downey, Derek Ellis and Anna-Louise Von Rooyen  (5)

10.24	Stock Purchase Agreement between Xtreme Oil & Gas, Inc. and Rolling Hill Capital Management, LLC, dated November 7, 2013 (7)

10.25	Common Stock Purchase Agreement between Xtreme Oil & Gas, Inc. and Southport Equity II, LLC, dated November 7, 2013 (7)

10.26	Lease of Part 6th Floor, The Northern & Shell Building, Number 10 Lower Thames Street, London, EC3R 6EN, between Massive Interactive Media Ltd. and Express Newspaper, dated January 13, 2014 (7)

10.27	Purchase and Sale Agreement between Xtreme Oil & Gas, Inc. and Torchlight Energy, Inc., dated April 1, 2013 (7)

10.28	Letter Agreement among Massive Interactive, Inc. and Ronald Downey, dated March 26, 2014 (6)

10.29	Stock Purchase Agreement among Massive Interactive, Inc., and Wunderkind Group Pty Ltd. And certain selling shareholders, dated May 1, 2014 (9)

10.30	Promissory Note among Massive Interactive, Inc. and Wunderkind Group Pty Ltd., dated May 1, 2014 (9)

10.31	Note and Warrant Purchase Agreement by and between Massive Interactive, Inc. and Gil Orbach, dated as of October 24, 2014 (10)

10.32	Common Stock Purchase Warrant issued to Gil Orbach on October 24, 2014 (10)

10.33	Form of Promissory Note issued to Gil Orbach on October 24, 2014 (10)

16.1	Letter from LBB & Associates Ltd., LLP, dated February 27, 2014 (8)

21.1	List of Subsidiaries (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - continued

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
* Filed herewith
** Management contract or compensatory plan or arrangement
(1)   Incorporated by reference to our Registration Statement on Form 10 filed with the SEC on February 12, 2010.
(2)   Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on August 3, 2010.
(3)   Incorporated by reference to our Form 8-K filed with the SEC on September 9, 2011.
(4)   Incorporated by reference to our Form 8-K filed with the SEC on December 20, 2013.
(5)   Incorporated by reference to our Form 8-K filed with the SEC on January 27, 2014.
(6)   Incorporated by reference to our Form 8-K filed with the SEC on April 1, 2014.
(7)   Incorporated by reference to our Form 10-K filed with the SEC on April 15, 2014.
(8)   Incorporated by reference to our Form 8-K/A filed with the SEC on April 22, 2014.
(9)   Incorporated by reference to our Form 8-K filed with the SEC on May 7, 2014.
(10) Incorporated by reference to our Form 10-Q filed with the SEC on November 11, 2014.

 (c)           Financial Statement Schedules. All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massive Interactive Inc.

Dated: April 3, 2015	By:	/s/ Ron Downey
Ron Downey, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ron Downey	April 3, 2015
Ron Downey, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Antaine Furlong	April 3, 2015
Antaine Furlong, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

MASSIVE INTERACTIVE, INC.

  CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor’s Report

Board of Directors
Massive Interactive, Inc.
London, United Kingdom

We have audited the accompanying consolidated balance sheet of Massive Interactive, Inc. as of December 31, 2014 and 2013 and the related consolidated statement of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Massive Interactive, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the 2013 financial statements have been restated to correct a misstatement.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, without additional sources of funding, the Company’s cash balance is insufficient to pay the Wunderkind convertible note if it is not converted to shares of the Company’s common stock, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO East Coast Partnership

/s/ BDO East Coast Partnership

Sydney, Australia, 3 April 2015

 MASSIVE INTERACTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,	At December 31,
	2014	2013 (as restated)
Assets
Current assets:
Cash and cash equivalents	$204,148	$1,121,181
Accounts receivable – trade, net of allowance	2,347,184	1,243,958
Other receivables	45,117	47,267
Prepayments	126,329	144,694
Work in progress	520,621	76,729
Taxes refundable	672,641	1,348,424
Total current assets	3,916,040	3,982,253
Property and equipment, net	194,910	242,092
Capitalized software costs, net	6,849,319	4,295,887
Trade name	368,886	59,654
Goodwill	10,908,202	419,000
Customer relationships	711,842	39,538
Other assets	16,067	16,321
Total non-current assets	19,049,226	5,072,492

Total assets	$22,965,266	$9,054,745

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$794,801	$422,392
Accrued expenses and other current liabilities	354,033	330,236
Convertible notes payable	5,651,466	151,466
Derivative liability	2,570,400	29,317
Accrued compensation and related costs	860,443	801,009
Deferred revenue	199,804	2,103
Short-term borrowings	1,083,669	357,640
Short-term borrowings, related parties	-	921,415
Deferred tax liability	2,664,450	1,338,000
Taxes payable	435,306	-
Due to directors	146,884	-
Other current liabilities	16,486	27,408
Total current liabilities	14,777,742	4,380,986
Accrued compensation and other related costs – non-current	55,246	80,733
Other long-term liabilities	54,720	104,673
Total long-term liabilities	109,966	185,406

Total liabilities	$14,887,708	$4,566,392

Stockholders’ equity:
Common stock	61,186	61,186
Additional paid-in capital	45,423,175	45,423,175
Accumulated deficit	(36,425,545)	(40,730,152)
Accumulated other comprehensive loss	(981,258)	(265,856)
Total equity	8,077,558	4,488,353

Total liabilities and stockholders’ equity	$22,965,266	$9,054,745

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013 (as restated)

Revenues:
Consultancy services	$374,486	$35,424
License fees	1,086,928	121,762
Project services	11,025,380	1,064,653
Support services	344,918	16,875
Other income	586,033	26,534
Total revenues	13,417,745	1,265,248

Operating expenses:
General and administrative	11,573,318	1,871,686
Depreciation and amortization	1,192,274	73,450
Total operating expenses	12,765,592	1,945,136

Income (loss) from operations	652,153	(679,888)

Other income (expense):
Other income	-	1,608
(Loss) gain on conversion	(1,087)	233,811
Gain on debt forgiveness	-	179,154
Gain on change in fair value of derivative liability	4,533,917	376,156
Interest income	1,907	389
Interest expense	(469,703)	(31,714)
Total other income	4,065,034	759,404

Income from continuing operations before income taxes	4,717,187	79,516
Income tax (expense) benefit	(412,580)	119,613

Income from continuing operations	4,304,607	199,129
Discontinued operations:
Loss on discontinued operations	-	(7,134,893)
Net income (loss)	$4,304,607	$(6,935,764)

Comprehensive income (loss):
Foreign currency translation adjustment	(715,402)	(265,856)
Total comprehensive income (loss)	$3,589,205	$(7,201,620)

Net income (loss)	4,304,607	(6,935,764)
Deemed dividend - amortization of beneficial conversion feature	(1,513,561)	-
Net income (loss) attributable to common stockholders	2,791,046	(6,935,764)

Basic earnings (loss) per share:
Net income from continuing operations	$0.05	$0.00
Net loss from discontinued operations	$-	$(0.12)
Net income (loss)	$0.05	$(0.12)

Weighted average common shares – Basic	61,176,142	61,176,142

Diluted (loss) earnings per share:
Net (loss) income from continuing operations	$(0.02)	$0.00
Net loss from discontinued operations	$-	$(0.12)
Net loss	$(0.02)	$(0.12)

Weighted average common shares – Diluted	113,580,775	61,176,142

See notes to consolidated financial statements

 MASSIVE INTERACTIVE, INC.

  CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

 STOCKHOLDERS’ EQUITY

	Common Shares		Preferred Shares		Additional Paid in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	469,962	$472	1,000	$1	$36,255,685	$(33,794,388)	$-	$2,461,770
Common stock issued for services	22,986	23	-	-	25,533	-	-	25,556
Common stock issued for convertible debt conversions and accrued interest	1,989,194	1,997	-	-	1,634,682	-	-	1,636,679
Issuance of common stock	55,000,000	55,000	-	-	-	-	-	55,000
Issuance of preferred stock	-	-	3,694,055	3,694	7,507,275	-	-	7,510,969
Redemption of preferred stock	-	-	(1,000)	(1)	-	-	-	(1)
Conversion of preferred stock	3,694,000	3,694	(3,694,000)	(3,694)	-	-	-	-
Net loss	-	-	-	-	-	(6,935,764)	(265,856)	(7,201,620)
Balance at December 31, 2013, as restated	61,176,142	61,186	55	-	45,423,175	(40,730,152)	(265,856)	4,488,353
Net income	-	-	-	-	-	4,304,607	(715,402)	3,589,205
Balance at December 31, 2014	61,176,142	$61,186	55	$-	$45,423,175	$(36,425,545)	$(981,258)	$8,077,558

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013 (as restated)
Cash flows from operating activities
Net income (loss)	$4,304,607	$(6,935,764)
Add back: loss from discontinued operations	-	7,134,893
Net income	4,304,607	199,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,192,274	73,450
Bad debt expense	207,506	-
Common stock issued for interest expense	-	134,294
Common stock issued for services	-	261,398
Loss on disposal of property and equipment	831	-
Derivative income	(4,533,917)	(376,156)
Gain on debt conversion	-	(233,811)
Gain on debt forgiveness	-	(179,154)
Change in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,311,751)	110,404
Development work in process	(443,892)	(131,369)
Taxes refundable	675,783	-
Other current assets	(9,441)	(51,575)
Accounts payable and accrued expenses	211,059	(318,339)
Other current liabilities	47,159	-
Deferred revenue	197,701	-
Taxes payable	435,306	-
Deferred tax liability	354,450	-
Net cash provided by (used in) operating activities – continuing operations	1,327,675	(511,729)
Net cash used in operating activities – discontinued operations	-	(515,295)
Net cash provided by (used in) operating activities	1,327,675	(1,027,024)

Cash flows from investing activities
Capital software expenditures	(1,917,930)	(149,293)
Cash received in acquisitions	20,203	-
Cash paid for acquisitions, net of cash	-	(2,930,631)
Change in restricted cash	-	75,313
Net cash used in investing activities – continuing operations	(1,897,727)	(3,004,611)
Net cash provided by investing activities – discontinued operations	-	329,020
Net cash used in investing activities	(1,897,727)	(2,675,591)

Cash flows from financing activities
Proceeds from advances - related parties	1,770,918	155,918
Repayment of advances - related parties	(1,906,883)	(7,000)
Proceeds from short-term notes payables	-	92,929
Proceeds from sale of common stock	-	55,000
Proceeds from sale of preferred stock	-	5,445,000
Repayment of other liabilities	(63,944)	(768,814)
Redemption of preferred stock	-	(1)
Net cash (used in) provided by financing activities – continuing operations	(199,909)	4,973,032
Net cash (used in) provided by financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	(199,909)	4,973,032
Effect of exchange rates on cash and cash equivalents	(147,072)	(175,590)
Net change in cash and cash equivalents	(917,033)	1,094,827
Cash and cash equivalents at beginning of year	1,121,181	26,354
Cash and cash equivalents at end of year	$204,148	$1,121,181

Supplemental cash flow information
Cash paid for interest	$9,204	$82,253
Supplemental non-cash investing and financing activities
Fair value of convertible note issued for acquisition, net of cash received	$12,554,797	$-
Common stock issued for notes payable and accrued interest	$-	$1,636,679
Common stock issued for related party debts	$-	$2,304,706

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Massive Interactive, Inc. (the “Company”) a leading provider of innovative solutions for the management, delivery and streaming of Internet Protocol (IP)-based video and media assets.  The Company’s comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across just about every device used by consumers including games consoles, smart TV’s, tablets, smart phones, Internet-enabled set top boxes and other internet linked devices.  The Company’s suite of products includes, but is not limited to, MDK, a cross-device software development solution, MUI, a cross devices suite of User Interfaces, MSM, a powerful video management Content Management System (CMS), and MVP, a complete end-to-end managed video platform.  The Company offers its solutions over the Internet as a subscription service model using a software-as-a-service (SaaS) or an on-demand model, and by installing software onsite for clients as part of an enterprise licensing model.  The Company’s software addresses the unique needs found across different industry verticals, each with the shared aim of offering video to consumers across multiple devices.  The verticals the Company addresses are across Telecommunications, Media, Technology, Hospitality, Automotive, Travel, Leisure and Publishing.

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

In the fourth quarter of 2013, as part of the acquisition of Massive Media Pty Ltd., the Company proceeded to exit the oil and gas operations related to the properties owned while the entity operated as Xtreme Oil and Gas (“Xtreme”).  As such, the Company reported all activity related to Xtreme as discontinued operations beginning with the financial results presented in the Annual Report on this form 10-K for the year ended December 31, 2014.  See Note 5 Discontinued Operations and Assets Held for Sale for more information.

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

 On November 7, 2013, Xtreme sold 55 shares of Series B Redeemable Preferred Stock to Rolling Hill Capital Management LLC (“Rolling Hill”) and 55,000,000 shares of common stock to Southport Lane Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, in exchange for an aggregate of $5,500,000.  Rolling Hill then distributed 40 shares of the preferred stock to its equity holder, Redwood Reinsurance, SPC, Ltd (“Redwood”) and 15 shares of its preferred stock to its equity holder Freestone Insurance Company, f/k/a Dallas National Insurance Company (“Freestone”).

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

On November 25, 2013 Xtreme changed its name to Massive Interactive, Inc.

On May 1, 2014, Massive Interactive, Inc. consummated the purchase of all outstanding shares of Wunderkind Group Pty Ltd. (“Wunderkind”) pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note issued by the Company (the "Wunderkind Note").  The Wunderkind Note, which is for the principal amount of $5.5 million, bears interest at the rate of 0.5% annually. It becomes due and payable on May 1, 2015, unless settled in shares of our Common Stock. The Wunderkind Note is convertible into 45% of the total shares of our Common Stock issued and outstanding on a fully diluted basis on the date of conversion.

Going Concern

The Company's cash balance at December 31, 2014 is insufficient to pay the Wunderkind Note if it is not settled in shares of our Common Stock when it becomes due and payable on May 1, 2015. As such, there is substantial doubt the Company will be able to continue as a going concern without additional sources of funding, which the Company might not be able to obtain. The Company does not have the ability to obtain short term financing on commercially reasonable terms because two of its large stockholders have been judicially declared insolvent and its largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities causing lenders to view the Company as a credit risk. Management is considering its options to raise additional funds for the Company including, but not limited to, private and/or public offerings of debt or equity securities and other transactions, but it cannot assure you that its plans will be successful.  In view of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements in this Form 10-K do not include any adjustments that might result from the Company’s inability to continue as a going concern.

MASSIVE INTERACTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Prior Year Restatement

In connection with completing the consolidated financial statements as of December 31, 2014, the Company determined that it had previously incorrectly accounted for the deferred tax liability associated with it’s acquisition of Massive Media on November 15, 2013.  This error resulted in an understatement of the Company’s deferred tax liability which consequently resulted in both an understatement of goodwill and the inappropriate recognition of a gain on the purchase. The effect of correcting the Company’s prior year financial statements is presented as follows:

Financial Statement Caption	As Previously Reported	As Restated
Goodwill - 12/31/13	$-	$419,000
Deferred tax liability - 12/31/13	$190,371	$1,338,000
Depreciation and amortization - 12/31/13	$70,831	$73,450
Gain on bargain purchase - 12/31/13	$726,010	$-
Net loss - 12/31/13	$(6,207,135)	$(6,935,764)

The effect of correcting the Company’s prior year Massive Media acquisition disclosure is presented as follows:

	As Previously Reported	As Restated
Cash	$3,301,907	$3,301,907
Short-term borrowings - related parties assumed	1,703,563	1,703,563
Short-term borrowings assumed	275,657	275,657
Gain on purchase	726,010	-
Total consideration	$6,007,137	$5,281,127

The consideration transferred was allocated across the net assets of the Company as follows:

	As Previously Reported	As Restated
Cash and cash equivalents	$371,276	$371,276
Receivables, trade and other	1,448,770	1,448,770
Taxes refundable	1,317,842	1,317,842
Property, plant and equipment, net	250,621	250,621
Capitalized software costs, net	4,360,000	4,360,000
Trade names, net	60,000	60,000
Goodwill	-	419,000
Customer relationships, net	40,000	40,000
Other assets	109,440	109,440
Accounts payable and accrued expenses	(1,529,128)	(1,529,128)
Deferred tax liability	(192,990)	(1,338,000)
Other liabilities	(228,694)	(228,694)
Net assets acquired	$6,007,137	$5,281,127

MASSIVE INTERACTIVE, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Prior Year Restatement - continued

This restatement had no impact on the Company’s previously reported income from operations or cash flows from operations; the Company has determined that the impact of this restatement is not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SEC Staff Accounting Bulletin ("SAB”) No. 99 and SAB 108.

3.	Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, Massive Media Pty Ltd., Massive Interactive Media Ltd., and Wunderkind Group Pty Ltd.  As part of the acquisition of Massive Media Pty Ltd and its controlled entities by the Company, it discontinued all oil and gas operations related to properties owned in Texas and Oklahoma.  Financial results related to the oil and gas operations are reported as discontinued operations beginning with the financial results as of December 31, 2013 (See Note 5 Discontinued Operations and Assets Held for Sale).

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

3.	Significant Accounting Policies - continued

Accounts Receivable

Receivables from services are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.

Management periodically reviews receivables for collectability.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Uncollectible receivables are charged off against the allowance account.   An allowance for doubtful accounts of $207,506 and $0 was recorded as of December 31, 2014 and 2013, respectively.

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

Major customers

The Company has 2 significant customers, which accounted for 15% and 27% of the revenues for the year ended December 31, 2014.  The Company’s sales to its top five customers accounted for approximately 66% and 27% of revenues during the year ended December 31, 2014 and 2013, respectively.  These customers accounted for approximately 84% and 34% of accounts receivable balance as of December 31, 2014 and 2013, respectively.

Major suppliers

The Company had purchases from five vendors that accounted for approximately 25% and 51% of purchases during the year ended December 31, 2014 and December 31, 2013, respectively.  These vendors accounted for approximately 22% and 11% of accounts payable balance as of period ended December 31, 2014 and December 31, 2013, respectively.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Significant Accounting Policies - continued

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

License Fees Revenue

License revenue in connection with license agreements for standard proprietary software is recognized upon delivery of the software, provided collection is considered probable and the fee is fixed or determinable.

Support Revenue

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

Foreign Currency Translation

The functional currency of the Massive Media Pty Ltd. and Wunderkind Group Pty Ltd. is Australian Dollars (“AUD”). The functional currency of Massive Interactive Media Ltd is Great British Pounds ("GBP").

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Significant Accounting Policies - continued

The exchange rates applied are as follows:

	Year	Year
	2014	2013
Year end AUD to USD exchange rate	0.8207	0.8941
Year end GBP to USD exchange rate	1.5610	1.6561
Average AUD to USD exchange rate	0.8983	0.9578
Average GBP to USD exchange rate	1.6454	1.5669

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

Impairment of Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairment of long-lived assets was recognized for the period ended December 31, 2014 and year ended December 31, 2013 respectively.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Significant Accounting Policies - continued

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

The identification of, and accounting for, derivative instruments is complex.  The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.  For bifurcated conversion options related to the notes issued in 2011 (see Note 15 Borrowings) that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using binomial option pricing model.  That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company’s current Common Stock price and expected dividend yield, and the expected volatility of the Company’s Common Stock price over the life of the option.

For the bifurcated conversion option related to the convertible note issued in 2014 (see Note 15 Borrowings ) in connection with the Wunderkind Acquisition, the Company determined the fair value of the instruments using the Monte Carlo Valuation Model, due to the multitude of possible outcomes for the instrument.  This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company's current Common Stock price and expected dividend yield, and the expected volatility of the Company's Common Stock price over the life of the option.

Deemed dividend

We incur a deemed dividend on Series B Preferred Redeemable Stock. As the conversion rate was less than the deemed fair value of the Common Stock of $0.20, the Series B Preferred Redeemable Stock contains a beneficial conversion feature as described in ASC 470.  The difference in the stated conversion price and estimated fair value of the Common Stock is accounted for as a beneficial conversion feature and affects income or loss available to common stockholders for purposes of EPS.

Earnings per Share

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Significant Accounting Policies - continued

The following sets forth the computation of diluted EPS for the year ended December 31, 2014:

	Year ended Dec 31, 2014
	Net Income Available to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$2,791,046	61,176,142	$0.05
Change in fair value of derivative instruments	(4,533,917)	-
Dilutive shares related to notes and warrants	-	52,404,633
Dilutive EPS	$(1,742,871)	113,580,775	$(0.02)

	Year ended Dec 31, 2013
	Net Income Available to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS – continuing operations	$199,129	61,176,142	$0.00
Basic and Diluted EPS – discontinued operations	(7,134,893)	61,176,142	(0.12)
Basic and Diluted EPS	(6,935,764)		(0.12)

Basic net income per share is based on the weighted average number of common and common equivalent shares outstanding.  Potential common shares includable in the computation of fully diluted per share results are not presented for the year ended December 31, 2013 in the consolidated financial statements as their effect would be anti-dilutive.  The total number of shares issuable upon conversion of preferred shares that were not included in dilutive earnings per share for the year ended December 31, 2014 was 15,544,523.

Net Income (Loss) Attributable to Common Shares

The Company is required to provide basic and dilutive earnings per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2014 and 2013, there were 52,404,633 and 0 shares, respectively.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Significant Accounting Policies - continued

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact on the Company's disclosures and financial statements.

4.	Acquisitions

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

The final purchase consideration for the 2013 acquisition of Massive Media was calculated as follows:

Cash	$3,301,907
Short-term borrowings - related parties assumed	1,703,563
Short-term borrowings assumed	275,657
Total consideration	$5,281,127

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions - continued

The consideration transferred was allocated across the net assets of the Company as follows:

Fair Value
Cash and cash equivalents	$371,276
Receivables, trade and other	1,448,770
Taxes Refundable	1,317,842
Property, plant and equipment, net	250,621
Capitalized software costs, net	4,360,000
Trade names, net	60,000
Customer relationships, net	40,000
Other assets	109,440
Accounts payable and accrued expenses	(1,529,128)
Deferred tax liability	(1,338,000)
Other liabilities	(228,694)
Goodwill	419,000
Net assets acquired	$5,281,127

Unaudited pro forma results of operations data for the years ended December 31, 2014 and 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.  The below table excludes balances for operations that were discontinued; see Note 5 Discontinued Operations and Assets Held for Sale below for additional information.

Unaudited Pro Forma Results of Operations
Years Ended December 31, 2013
Revenues from continuing operations	$7,843,430
Income (loss) from continuing operations	$(2,393,800)
Net income from continuing operations	$103,875

Basic income per share:	$0.00
Proforma shares outstanding - Basic	$61,176,142

Wunderkind

On May 1, 2014, the Company consummated the purchase of all outstanding shares of Wunderkind pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note (the “Wunderkind Promissory Note”) issued by the Company.  The principal amount of the promissory note is $5.5 million and it is convertible into 45% of the total shares of the Company’s Common Stock issued and outstanding on a fully diluted basis on the date of conversion.  The Wunderkind Promissory Note has a term of one year and bears interest at the rate of 0.5% annually.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions - continued

The purchase price is calculated as follows:

Convertible note	$5,500,000
Fair value of conversion feature	7,075,000
Total estimated purchase price	$12,575,000

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

Cash and cash equivalents	$20,203
Trade names and Trademarks	360,000
Developed Software	2,100,000
Customer relationships	780,000
Goodwill	10,489,202
Property, plant and equipment	2,860
Deferred tax liability	(972,000)
Net working capital, net of cash	(205,265)
Total estimated purchase price	$12,575,000

Unaudited pro forma results of operations data for the years ended December 31, 2014 and 2013 are shown below as if the Company and the entities described above had been combined on January 1, 2013.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.  The below table excludes balances for operations that were discontinued; see Note 5 Discontinued Operations and Assets Held for Sale below for additional information.

	Unaudited Pro Forma Results of Operations
	Years Ended December 31,
	2014	2013

Revenues from continuing operations	$13,485,851	$8,242,366
Income (loss) from continuing operations	$4,700,586	$(1,744,560)
Net income from continuing operations	$4,294,974	$(682,282)

Basic income per share:	$0.07	$0.01
Proforma shares outstanding - Basic	61,176,142	61,176,142

5.	Discontinued Operations and Assets Held for Sale

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Discontinued Operations and Assets Held for Sale - continued

The Company held no assets and liabilities as discontinued operations at December 31, 2014 and 2013.

The following table shows certain components of the results of operations of the Company’s discontinued operations:

	For the year ended December 31,
	2014	2013
Revenues	$-	$9,053

Loss from discontinued operations	$-	$(635,824)

Loss on disposal of discontinued operations	$-	$(6,499,069)

Loss from discontinued operations	$-	$(7,134,893)

Basic loss per share attributable to discontinued operations	$-	$(0.12)

Diluted loss per share attributable to discontinued operations	$-	$(0.12)

6.	Accounts receivable – trade, net of allowance

Accounts receivable consisted of the following at December 31:

	2014	2013
Trade Debtors	$2,512,797	$1,215,411
Accrued Income	35,291	28,547
Client Reimbursements	6,602	-
Allowance for doubtful accounts	(207,506)	-
Accounts receivable – trade, net of allowance	$2,347,184	$1,243,958

The Company has not had any write-off of trade receivables during the years presented and a provision for doubtful accounts of $207,506 was deemed appropriate at December 31, 2014.

7.	Other receivables

Other receivables consisted of the following at December 31:

	2014	2013
Employee Advance	$31,691	$40,834
Other Debtors	13,426	6,433
Other receivables	$45,117	$47,267

Other debtors include minor and very short term non trade receivables from staff, suppliers and bank items.  The Company has not had any write-off of trade receivables during the years presented and no provision for doubtful accounts was deemed necessary.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Prepayments

Prepayments consisted of the following at December 31:

	2014	2013
Prepaid expenses	$126,329	$144,694
	$126,329	$144,694

9.	Property and Equipment

Property and equipment, net consisted of the following at December 31:

	2014	2013
Furniture and Fixtures	$47,719	$22,132
Motor Vehicles	12,948	44,560
Purchased Software	58,680	58,588
Office Equipment	225,694	125,341
Property and Equipment - gross	345,041	250,621
Less: Accumulated depreciation	(150,131)	(8,529)
Property and Equipment, net	$194,910	$242,092

 Depreciation expense totaled $113,517 and $8,529 for the years ended December 31, 2014 and 2013, respectively.

10.	Other assets

Other assets consisted of the following at December 31:

	2014	2013
Bonds	$15,374	$15,569
Other	693	752
Other assets	$16,067	$16,321

Bonds for December 31, 2014 consisted primarily of office rental bonds/holding deposits.

11.	Intangible Assets

Intangible assets consist of the following:

	December 31, 2014			December 31, 2013
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized Software Costs	$7,833,725	$(984,406)	$6,849,319	$4,360,000	$(64,113)	$4,295,887
Tradenames	420,000	(51,114)	368,886	60,000	(346)	59,654
Customer Relationships	820,000	(108,158)	711,842	40,000	(462)	39,538
Goodwill	10,908,202	-	10,908,202	419,000	-	419,000
Total	$19,981,927	$(1,143,678)	$18,838,249	$4,879,000	$(64,921)	$4,814,079

MASSIVE INTERACTIVE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Intangible Assets - continued

Amortization expense amounted to $1,078,757 and $64,921 for the years ended December 31, 2014 and 2013, respectively.

The following represents the Company’s expected amortization expense for the years ending December 31:

2014
2015	2,032,557
2016	2,032,557
2017	2,032,557
2018	1,832,875
2019	-
Thereafter	-
$7,930,546

The following table sets forth the changes in the Company’s goodwill during the year ended December 31, 2014 resulting from the acquisition by the Company of its operating subsidiary.

The following table summarizes the Company’s goodwill as of December 31, 2014 and 2013:

Goodwill
December 31, 2013	$419,000

Acquisition of Wunderkind	10,489,202

Balance at December 31, 2014	$10,908,202

The Wunderkind Group Pty Ltd acquisition was completed in May 2014 and the operations have been integrated into the existing business. The benefits of the acquisition have resulted in increased revenues for the Group.

12.	Fair Value Measurements

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period.  This determination requires significant judgments to be made by the Company.  The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014 and 2013, by level within the fair value hierarchy:

MASSIVE INTERACTIVE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Fair Value Measurements - continued

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2014
Liabilities
Conversion feature	$2,434,000	$-	$-	$2,434,000
Orbach Warrant liability	16,390	-	-	16,390
Warrant liability	63,747	-	-	63,747
Note liability	56,263	-	-	56,263

As of December 31, 2013
Liabilities
Warrant liability	$7,717	$-	$-	$7,717
Note liability	21,600	-	-	21,600

The carrying amounts of the Company’s long-term liabilities approximate their fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.  See Note 15 Borrowings for additional information about the changes in the fair value for the items above.

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

13.	Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities comprises of the following at December 31:

	2014	2013
Credit Cards	$22,277	$16,763
Accrued Expenses	331,756	313,473
Accrued Expenses and Other Current Liabilities	$354,033	$330,236

Accrued expenses constitute trade creditor balances where invoices have not yet been received.

Accrued compensation and related costs were as follows at December 31:

	2014	2013
Payable to Staff	1,263	5,499
Long Service Leave Provision	157,585	188,118
Annual Leave Provision	263,098	328,842
Employee Pension Plan	160,449	110,966
Federal Payroll Tax	261,843	152,681
State Payroll Tax	16,205	14,903
Accrued compensation and related costs	$860,443	$801,009

MASSIVE INTERACTIVE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Borrowings

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

Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012.  As a result the remaining 9/12 Notes totaling $151,466 as of December 31, 2014 remain in default.

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

On December 31, 2013 Massive recognized a derivative liability for the 9/12 Notes and Warrants of $21,600 and a change in fair value of $34,663 for the year ended December 31, 2014, and redemptions of $0 for the year ended December 31, 2014 resulting in a derivative liability of $56,263 at December 31, 2014.

On December 31, 2013 Massive recognized a derivative liability for the Warrants of $7,717 at December 31, 2013 and a change in fair value of $56,030 for the year ended December 31, 2014, resulting in a derivative liability of $63,747 at December 31, 2014.

As of December 31, 2014 and 2013, the balance of the 9/12 Notes is $151,466 and $151,466, respectively.

On May 1, 2014, in connection with the acquisition of Wunderkind (See Note 4 Acquisitions), the Company issued a Convertible Promissory Note (“Wunderkind Note”) in the amount of $5.5M, plus interest of 0.5% compounded annually.  All outstanding and unpaid principal, together with any then unpaid and accrued interest and other amounts payable hereunder, shall be due and payable in full on May 1, 2015, unless this Wunderkind Note shall have been previously converted.  Pursuant to section 2.1 of the Wunderkind Note, Wunderkind will have the right to convert all or part of the outstanding principal on the note into a number of shares of the Company Common Stock equal to 45% of the total shares of the Company Common Stock issued and outstanding on a fully diluted basis (or the appropriate pro rata amount, in case of conversion of part of the outstanding principal) on the date of conversion.

The conversion features of the Wunderkind Note are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features as well as the feature that provides for conversion into a variable number of shares equal to 45% of the total value of outstanding shares, on a diluted basis.  The fair value was estimated on the date of grant using a Monte Carlo valuation model that incorporated the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 0.10%, an expected holding period of 12 months and the likelihood of a dilutive event of 5%.  The resulting values, at the date of issuance, were allocated to the dilutive and non-dilutive conversion features.   The Company recorded a gain on change in fair value on the Wunderkind Note of $4,641,000 at December 31, 2014 due to a change in market value of the convertible features.

As of December 31, 2014 and 2013, the balance of the Wunderkind Note is $5.5M and $0, respectively.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

MASSIVE INTERACTIVE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Borrowings - continued

	Year Ended December 31, 2014
Derivative liability	12/31/2013	New Borrowings	Fair Value Adjustments	Redemptions	Total

Conversion feature, non-dilution	$-	$7,075,000	$(4,641,000)	$-	$2,434,000
Orbach Warrant liability	-	11,100	5,290	-	16,390
Warrants	7,717	-	56,030	-	63,747
Note	21,600	-	34,663	-	56,263
	$29,317	$7,086,100	$(4,545,017)	$-	$2,570,400

The derivative income of $4,533,917, included within the Consolidated Income Statement, is the net result of the redemptions of $0, warranty expense of $11,100, and the fair value adjustments of $4,545,017.

Short-term borrowings

The total available Trade finance facility with Bank of Queensland is $357,640. The repayment term is usually at 90 days or the payment receipt of the particular invoice security.  The interest expense related to the Trade finance loan for the year ending December 31, 2014 and 2013 was $4,548 and $9,976 respectively.  The amount outstanding as of December 31, 2014 and 2013 on this facility was $0 and $357,640, respectively.

On October 24, 2014, the Company entered into a Note and Warrant Purchase Agreement with Gil Orbach (the “Investor”) to issue a $1,000,000 in principal amount promissory note and warrants to purchase an aggregate of 100,000 shares of common stock, $0.001 par value per share of the Company (the “Common Stock”). The note bears interest at a rate of 10.0% per annum and will mature on October 24, 2015. The note holds first precedence with regard to any other creditors, instruments, or contractual obligations of the Company, and cannot be subordinated without the written approval of the Investor. In the event that a party other than Investor or his affiliate (which specifically includes any entity controlled by Zachary Venegas or Scott Ogur) acquires 20% or more of the equity or assets of the Company (a “Change in Control”), the Investor may demand that the principal and interest for one year shall become immediately due and payable. The warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $0.25 per share of Common Stock, subject to customary antidilution adjustments. In the event of a Change in Control, the exercise price of the warrant shall reset to $0.05 per share and the number of shares of Common Stock underlying the warrant shall increase to 550,000.

As of December 31, 2014 and 2013, the balance of the Orbach Note is $1M and $0, respectively.

16.	Borrowings – Related Party

During the year ended December 31, 2013, Massive received an advance from Antaine Furlong of $357,627.  Interest is accrued on this advance at the rate of 43% per annum.  The advance and accrued interest are payable on demand and unsecured.  This advance was settled in January 2014.

During the year ended December 31, 2013, Massive received an advance from Southport Lane of $515,000.  Interest is accrued on this advance at the rate of 4% per annum.  The advance and accrued interest are payable on demand and unsecured.  This advance was settled in January 2014.

During the year ended December 31, 2014, Massive received advances from Ron Downey and Derek Ellis of $302,556 and $304,809, in May and August, respectively.  Interest is accrued on these advances at the rate of 9% per annum.  The advances and accrued interest are payable on demand and unsecured.  Both advances were settled during in June and September of 2014, respectively.

On October 1, 2014, Massive received an advance from a director in the amount of $154,524 and from an investor in the amount of $88,300. Interest is accrued on this advances at the rate of 9% per annum.  The advances and accrued interest are payable on demand and unsecured.  The outstanding balance owed as of year end on these advances are $146,884 and $83,650. The outstanding balance owed to the investor is included as part of Short-Term Borrowings on the balance sheet.

MASSIVE INTERACTIVE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Taxes (Payable) Refundable

Taxes refundable were as follows at December 31:

		2014	2013

Goods and Services Taxes Payable	Australia	$(2,658)	$(75,907)
Fringe Benefit Tax Payable	Australia	(624)	813
Value Added Tax Payable	United Kingdom	(104,794)	(53,079)
Income Tax Refundable	Australia	780,717	1,476,597
Taxes Refundable		$672,641	$1,348,424

Taxes payable were as follows at December 31:

		2014	2013

Taxes Payable	United States	$40,000	$-
Taxes Payable	United Kingdom	395,306	-
Taxes Payable		$435,306	$-

The above tax incentive is a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia.  The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million.

18.	Income Taxes

The components of provision (benefit) for income taxes attributable to continuing operations were as follows:

	Year Ended December 31
	2014	2013
Federal:
Current	$40,000	$-
Deferred	-	-
Total	$40,000	$-

Foreign:
Current	$18,130	$(119,613)
Deferred	354,450	-
Total	$372,580	$(119,613)
Total income tax expense (benefit)	$412,580	$(119,618)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets and liabilities are comprised of the following at December 31:

	Year Ended December 31
	2014	2013
Gross deferred tax assets:
Loss carryforwards	$390,795	$335,446
Investments	315,765	359,285
Total gross deferred tax assets	706,560	694,731
Less valuation allowance	(706,560)	(694,731)
Net deferred tax assets	$-	$-

Gross deferred tax liabilities:
Intangibles	$2,664,450	$1,338,000

Total gross deferred tax liability	$2,664,450	$1,338,000
Net deferred tax liability	$2,664,450	$1,338,000

MASSIVE INTERACTIVE, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Income taxes - continued

In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and as such, management does not believe it is more likely than not that the deferred tax assets will be realized.  Accordingly, a full valuation allowance has been established and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements.  The valuation allowance increased by $11,829 and decreased by $1,558,269 during the years ended December 31, 2014 and 2013, respectively. The decrease in the valuation allowance is primarily attributable to the write-off of net operating loss carryforwards.

At December 31, 2014, the Company has net operating loss carryforwards of $1,149,398 available to reduce future taxable income, if any for federal and state income tax purposes, respectively. The net operating losses begin to expire in 2033.

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

The following summarizes the difference between the income tax expense and the amount computed by applying the statutory federal income tax rate of 34% to income before income tax:

	2014	2013

U.S. statutory federal rates applied to pretax loss	34.0%	34.0%
Nondeductible expenses	(30.7)	6.33
Change in tax rate	1.0	–

Other	1.1	–
Valuation allowance on deferred tax assets	.3	(42.3)
Foreign tax impact	2.2	3.9
Effective income tax rate	7.9%	1.93%

The Company did not have unrecognized tax benefits as of December 31, 2014 and does not expect this to change significantly over the next 12 months. As of December 31, 2014, the Company recorded penalties and interest of $40,000 associated with failure to file informational returns required with respect to ownership in controlled foreign corporations. The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of income tax expense. The Company’s tax returns for the years ended December 31, 2010 through December 31, 2013 are still subject to examination by tax jurisdictions.

19.	Employee defined contribution plan

Employees of the Company participate in government mandated defined contribution plan, pursuant to which certain pension benefits are provided to employees.  The government mandate requires certain percentages of the employees’ salaries be paid into Trust accounts for the benefit of the employees.  The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $280,175 and $63,386 for year to date December 31, 2014 and December 31, 2013, respectively.

20.	Commitments and Contingencies

Litigation

From time to time, the Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and Contingencies - continued

Leases

Total rent expense incurred by the Company was $423,767 for 2014 and $46,513 for 2013.

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.  The Company leases office spaces in Australia and in the UK under a lease agreement.  The term expiry for the Australian office is May 31, 2015. The term expiry for the UK office is January 11, 2018. Future minimum rental payments under these operating leases are as follows:

2015	$160,097
2016	160,097
2017	160,097
2018	4,825
Thereafter	-
$485,116

The Company has entered into commercial leases for company motor vehicles with a term expiring in September 16, 2016.  Future minimum rental payments under this operating lease are as follows:

2014	$16,486
2015	16,486
2016	34,074
Thereafter	-
$67,046

The non-current portion of future payments on the commercial leases for company motor vehicles are recorded as Other Long-Term Liabilities on the Balance Sheet.

21.	Stockholders’ Equity

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of Common Stock, $0.001 par value per share.  The holders of the Common Stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of Preferred Stock, $0.001 par value per share of which 55 were issued and outstanding as of December 31, 2013.

The Company has redeemed and canceled its one class of Non-transferable Preferred Stock.  The Non-transferable Preferred Stock, consisting of 1,000 shares, was returned to the Company by Mr. McAndrew upon his resignation as the Company’s Chief Executive Officer on September 6, 2013.

Common Stock

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Stockholders’ Equity - continued

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

On November 7, 2013, Massive Interactive, Inc. sold 55 Series B Redeemable Preferred Stock to Rolling Hill Capital Management LLC and 55,000,000 shares of common stock to Southport Lane Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, in exchange for an aggregate of $5,500,000.  The Preferred Stock accrues an annual dividend of $6,750 per share.  The Preferred Stock is redeemable by the Company at any time prior to November 16, 2016.  Southport Lane Equity II, LLC may convert the Preferred Stock following the 3rd anniversary of the date of issuance.  The Preferred Stock is convertible at $0.144, 120% of the closing bid price of the Company’s Common Stock on November 1, 2013. The conversion price changes for certain diluting issuances in accordance with the agreement.

22.	Business and Geographic Segment Information

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

The Company’s revenues were generated in the following geographic regions:

	2014	2013
United Kingdom	$7,908,103	$571,531
Australia	5,509,642	693,717
Consolidated total	$13,417,745	$1,265,248

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Business and Geographic Segment Information - continued

Long-lived assets by geographic area consist of property and equipment and are as follows:

	2014	2013
United Kingdom	$102,264	$39,326
Australia	92,646	202,766
Consolidated total	$194,910	$242,092

23.	Legal Matters

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

24.	Subsequent events

Private Placement of Equity Securities

On March 23, 2015, the Company closed on private offerings of secured convertible promissory notes (each a “Note” and collectively, the “Notes”) in the aggregate amount of $636,310 to multiple investors including the Company’s Chairman of the Board of Directors and Chief Executive Officer (Ron Downey) and Chief Creative officer (Derek Ellis). The offerings, made pursuant to note subscription agreements, represent initial closings in the Company’s private placement of up to $2,000,000 (the “Private Placement”). The note subscription agreements contain certain customary representations and warranties.

The Notes are secured by a first priority lien on all the Company’s assets pursuant to a security agreement among the Company and the Note holders.  The Notes bear interest at an annual rate of 12% and mature on the first to occur of (i) December 31, 2015, (ii) certain change in control transactions (each a “Deemed Liquidation Event”), or (iii) the closing of the next issuance and sale of capital stock of the Company resulting in gross proceeds to the Company of at least $2,000,000 (a “Qualified Financing”).

In the event of a Deemed Liquidation Event, the Company will pay each Note holder an additional purchase premium equal to 100% of the principal amount of such holder’s Note. In the event any of the Notes remain outstanding and unpaid after December 31, 2015, the Company will pay the Note holder monthly liquidated damages payments equal to 1% of the original principal amount of the Note for each month that such Note remains unsatisfied, up to a cap of 12%. Upon the closing of a Qualified Financing, each Note holder will have the option to convert the principal and accrued but unpaid interest on their Note into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing.

Sales of Unregistered Securities

On March 19, 2015, the Company issued an aggregate of 17,613,630 unregistered shares of its common stock as retention bonuses to several members of management including, but not limited to, the Chairman of the Company’s Board of Directors and Chief Executive Officer, Mr. Downey (2,963,769 shares), the Company’s Chief Financial Officer, Antaine Furlong (1,570,800 shares), and additional named executive officers of the Company for the year ended December 31, 2013, Derek Ellis and Max Ramsay (1,529,308 shares and 1,437,338 shares, respectively).

The above issuances, which were made pursuant to restricted stock issuance agreements and under Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder, provide that 25% of the shares subject to each person’s agreement will vest yearly beginning on March 19, 2016, subject to his continued service with the Company or a related entity. Pursuant to the restricted stock issuance agreements, the Company can also repurchase shares issued pursuant to the agreements in certain circumstances, including termination of the person’s employment with the Company or a related entity.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	Extinguishment of Liabilities

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
$3,728,203

During the year ended December 31, 2014, there were no liabilities extinguished through the issue of equity instruments or through debt forgiveness.