Form 10-Q
period 2015-03-31
Massive Interactive, Inc.
filed 2015-05-15
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Number of common shares outstanding at May 11, 2015: 106,079,397.

 PART I – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM BALANCE SHEETS
(UNAUDITED)

	At March 31,	At December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$190,803	$204,148
Accounts receivable – trade, net of allowance	1,774,583	2,347,184
Other receivables	38,299	45,117
Prepayments	129,117	126,329
Work in progress	870,246	520,621
Deferred tax asset	237,000	-
Taxes refundable	733,536	672,641
Total current assets	3,973,584	3,916,040
Property and equipment, net	166,900	194,910
Capitalized software	6,838,284	6,849,319
Trade name	350,194	368,886
Goodwill	10,908,202	10,908,202
Customer relationships, net	671,918	711,842
Other assets	14,958	16,067
Total non-current assets	18,950,456	19,049,226

Total assets	$22,924,040	$22,965,266

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$870,136	$794,801
Accrued expenses and other current liabilities	317,323	354,033
Convertible notes payable	6,143,776	5,651,466
Derivative liability	2,360,590	2,570,400
Accrued compensation and related costs	814,763	860,443
Deferred revenue	264,796	199,804
Short-term borrowings	1,000,000	1,083,669
Deferred tax liability	2,664,450	2,664,450
Taxes payable	587,306	435,306
Due to directors	-	146,884
Other current liabilities	16,486	16,486
Total current liabilities	15,039,626	14,777,742
Accrued compensation and other related costs – non-current	48,637	55,246
Other long-term liabilities	33,016	54,720
Total long-term liabilities	81,653	109,966

Total liabilities	$15,121,279	$14,887,708

Stockholders’ equity:
Common stock	$78,800	$61,186
Additional paid-in capital	45,439,172	45,423,175
Preferred shares	-	-
Accumulated deficit	(36,299,362)	(36,425,545)
Accumulated other comprehensive loss	(1,415,849)	(981,258)
Total Equity	7,802,761	8,077,558

Total liabilities and stockholders’ equity	$22,924,040	$22,965,266

 See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues:
Consultancy services	$99,324	$171,754
License fee	212,596	402,100
Project services	2,063,833	2,297,344
Support services	30,779	156,280
Other income	351,244	86,958
Total revenues	2,757,776	3,114,436

Operating expenses:
General and administrative	2,569,358	2,430,598
Depreciation and amortization	500,731	155,787
Total operating expenses	3,070,089	2,586,385

(Loss) income from operations	(312,313)	528,051

Other income (expense):
Gain on conversion	470	-
Gain on change in fair value of derivative liability	353,810	-
Interest income	2,383	970
Interest expense	(166,599)	(129,788)
Total other income (expense)	190,064	(128,818)

(Loss) income from continuing operations before income taxes	(122,249)	399,233
Income tax benefit	248,432	228,690

Income from continuing operations	126,183	627,923

Comprehensive (loss) income:
Foreign currency translation adjustment	(434,591)	98,560
Total comprehensive (loss) income	$(308,408)	$726,483

Net income	126,183	627,923
Deemed dividend - amortization of beneficial conversion feature	(324,334)	(540,557)
Net (loss) income attributable to common stockholders	(198,151)	87,366

Basic loss per share:
Net (loss) income	$0.00	$0.00

Weighted average common shares – Basic	61,176,142	61,176,142

Diluted loss per share:
Net (loss) income	$0.00	$0.00

Weighted average common shares – Diluted	153,540,232	61,176,142

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF CONVERTIBLE PREFERRED STOCK
STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common		Preferred Shares		Additional Paid in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	61,176,142	$61,186	55	$-	$45,423,175	$(36,425,545)	$(981,258)	$8,077,558
Issuance of common stock in connection with stock based compensation	17,613,630	17,614	-	-	-	-	-	17,614
Stock based compensation expense	-	-	-	-	15,997	-	-	15,997
Net income	-	-	-	-	-	126,183	(434,591)	(308,408)
Balance at March 31, 2015	78,789,772	$78,800	55	$-	$45,439,172	$(36,299,362)	$(1,415,849)	$7,802,761

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$126,183	$627,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	500,731	155,787
Bad debt expense reversal	(101,250)	-
Derivative income	(353,810)	-
Common stock issued for services	33,611	-
Change in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	672,905	(414,231)
Work in progress	(349,625)	76,729
Taxes refundable	(60,895)	-
Other current assets	(2,293)	26,946
Accounts payable	75,335	405,010
Accrued expenses and other liabilities	(88,999)	-
Deferred revenue	64,992	-
Other receivables	6,818	-
Deferred tax asset	(237,000)	-
Taxes payable	152,000	-
Net cash provided by operating activities	438,703	878,164

Cash flows from investing activities
Capital software expenditures	(779,937)	(416,677)
Disposals of property and equipment	55,087	-
Net cash used in investing activities	(724,850)	(416,677)

Cash flows from financing activities
Payments to advances	(4,525)	-
Proceeds from advances - related parties	400,877	-
Payments to advances - related parties	-	(838,568)
Payments of short-term borrowings	-	(71,350)
Repayment of hire purchase agreement	(21,704)	-
Net cash provided by (used in) financing activities	374,648	(909,918)
Effect of exchange rates on cash and cash equivalents	(101,846)	(247,871)
Net change in cash and cash equivalents	(13,345)	(696,302)
Cash and cash equivalents at beginning of year	204,148	1,121,181
Cash and cash equivalents at end of period	$190,803	$424,879

Supplemental cash flow information
Cash paid for interest	$-	$129,788

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business

Massive Interactive, Inc. (the “Company”) is a leading provider of innovative solutions for the management, delivery and streaming of Internet Protocol (IP)-based video and media assets.  The Company’s comprehensive software platform enables enterprise customers to acquire, manage and distribute their video assets across just about every device used by consumers including games consoles, smart TV’s, tablets, smart phones, Internet-enabled set top boxes and other internet linked devices.  The Company’s suite of products includes, but is not limited to, MDK, a cross-device software development solution, MUI, a cross devices suite of User Interfaces, MSM, a powerful video management Content Management System (CMS), and MVP, a complete end-to-end managed video platform.  The Company offers its solutions over the Internet as a subscription service model using a software-as-a-service (SaaS) or an on-demand model, and by installing software onsite for clients as part of an enterprise licensing model.  The Company’s software addresses the unique needs found across different industry verticals, each with the shared aim of offering video to consumers across multiple devices.  The verticals the Company addresses are across Telecommunications, Media, Technology, Hospitality, Automotive, Travel, Leisure and Publishing.

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

Organizational History

Xtreme Technologies, Inc. was incorporated in the state of Washington in 2003 with a focus on telecommunications technologies.  By early 2006, that business ceased operations and had no assets, becoming a shell company at that time. In December 2006, Xtreme Technologies, Inc. acquired Emerald Energy Partners, LLC for 7,960,000 shares of Common Stock and changed its name to Xtreme Oil & Gas, Inc.  Immediately prior to its acquisition of Emerald Energy Partners, LLC, Xtreme Technologies, Inc. effected a one for 500 reverse stock split resulting in 185,516 shares outstanding.

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

On November 25, 2013, Xtreme changed its name to Massive Interactive, Inc.

On May 1, 2014, Massive Interactive, Inc. consummated the purchase of all outstanding shares of Wunderkind Group Pty Ltd. (“Wunderkind”) pursuant to a Stock Purchase Agreement in exchange for a convertible promissory note issued by the Company (the "Wunderkind Note").  The Wunderkind Note, which is for the principal amount of $5.5 million, bears interest at the rate of 0.5% annually. The Wunderkind Note may be called by the holder at any time subsequent to May 1, 2015, unless settled in shares of Common Stock. The Wunderkind Note is convertible into 45% of the total shares of Common Stock issued and outstanding on a fully diluted basis on the date of conversion.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business - continued

Going Concern

The Company's cash balance at March 31, 2015 is insufficient to pay the Wunderkind Note, should the note be called by the holder and not settled in shares of Common Stock. As such, there is substantial doubt the Company will be able to continue as a going concern without additional sources of funding, which the Company might not be able to obtain. The Company does not have the ability to obtain short term financing on commercially reasonable terms because two of its large stockholders have been judicially declared insolvent and its largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities causing lenders to view the Company as a credit risk. Management is considering its options to raise additional funds for the Company including, but not limited to, private and/or public offerings of debt or equity securities and other transactions, but it cannot assure you that its plans will be successful.  In view of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements in this Quarterly Report Form 10-Q do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 should be read in conjunction with these consolidated financial statements.  Results of operations for interim periods are not necessarily indicative for the results of operations for a full year.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, Massive Media Pty Ltd., Massive Interactive Media Ltd., and Wunderkind Group Pty Ltd.  As part of the acquisition of Massive Media Pty Ltd and its controlled entities by the Company, it discontinued all oil and gas operations related to properties owned in Texas and Oklahoma.  Financial results related to the oil and gas operations are reported as discontinued operations beginning with the financial results as of December 31, 2013.

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

Management periodically reviews receivables for collectability.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Uncollectible receivables are charged off against the allowance account.   An allowance for doubtful accounts of $106,256 and $207,506 was recorded as of March 31, 2015 and December 31, 2014, respectively.

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

Major Customers

The Company has two significant customers which individually accounted for 24% and 12%, respectively, of the revenues for the three month period ended March 31, 2015 and 0% and 2%, respectively, of the revenues for the three month period ended March 31, 2014. Company sales to its top five customers accounted for approximately 64% and 56% of revenues during the three month periods ended March 31, 2015 and 2014, respectively. These customers accounted for approximately 58% and 69% of accounts receivable balance as of March 31, 2015 and December 31, 2014, respectively.

Major Suppliers

The Company had purchases from two vendors that accounted for approximately 8% and 6% of purchases during the three month period ended March 31, 2015 and approximately 9% and 0% of purchases during the three month period ended March 31, 2014. These vendors accounted for approximately 20% and 0% of accounts payable balance as of March 31, 2015 and December 31, 2014, respectively.

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

Consultancy Services Revenue

Revenue derived from services primarily includes consulting, implementation, and training.  Consultancy revenue is recognized ratably over the term of the service agreement.

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

The exchange rates applied are as follows:

	Three Months Ended	Three Months Ended	Year Ended
	March 31, 2015	March 31, 2014	December 31, 2014
Period end AUD to USD exchange rate	0.75996	0.92290	0.82072
Period end GBP to USD exchange rate	1.47794	1.66640	1.56102
Average AUD to USD exchange rate	0.77264	0.89410	0.89830
Average GBP to USD exchange rate	1.50936	1.66160	1.64540

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

Impairment of Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairment of long-lived assets was recognized for the three month periods ended March 31, 2015 and 2014, respectively.

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

The identification of, and accounting for, derivative instruments is complex.  The Company’s derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.  For bifurcated conversion options related to the notes issued in 2011 (see Note 13 - Borrowings) that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using binomial option pricing model.  That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company’s current Common Stock price and expected dividend yield, and the expected volatility of the Company’s Common Stock price over the life of the option.

For the bifurcated conversion option related to the convertible note issued in 2014 (see Note 13 - Borrowings) in connection with the Wunderkind Acquisition, and the conversion option related to the convertible promissory notes issued in March of 2015, the Company determined the fair value of the instruments using the Monte Carlo Valuation Model, due to the multitude of possible outcomes for the instrument.  This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company's current Common Stock price and expected dividend yield, and the expected volatility of the Company's Common Stock price over the life of the option.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation.  Accordingly, under the fair value recognition provisions of this topic, stock-based compensation for employees and non-employee directors is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, based on the terms of the awards. The Company’s stock-based compensation expense is reduced for estimated future forfeitures which are revised in future periods if actual forfeitures differ from the estimates.  Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs. Fair value is determined by using three different models: the Finnerty, Chaffe and Geometric Average Rate Put option pricing models. Compensation expense included in the Company’s consolidated statement of operations includes fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and is expensed over the vesting period. All stock grants issued in March 2015 vest equally over a four year period, with anniversary dates on March 19 of each year beginning in 2016. As of March 31, 2015, the Company has granted an aggregate of 17,613,630 shares of restricted common stock.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

Deemed dividend

The Company incurs a deemed dividend on Series B Preferred Redeemable Stock. As the conversion rate was less than the deemed fair value of the Common Stock of $0.20, the Series B Preferred Redeemable Stock contains a beneficial conversion feature as described in ASC 470.  The difference in the stated conversion price and estimated fair value of the Common Stock is accounted for as a beneficial conversion feature and affects income or loss available to common stockholders for purposes of EPS.

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

The following sets forth the computation of diluted EPS for the three month periods ended March 31:

	Three Month Period Ended March 31, 2015
	Net Income (Loss) Available to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(198,151)	61,176,142	$0.00
Change in fair value of derivative instruments	(388,000)	-
Dilutive shares related to notes and warrants	-	92,364,090
Dilutive EPS	$(586,151)	153,540,232	$0.00

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

	Quarter ended March 31, 2014
	Net Income Available to Common Stockholders (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS	$87,366	61,176,142	$0.00

Basic net income per share is based on the weighted average number of common and common equivalent shares outstanding.  The total number of shares issuable upon conversion of preferred shares that were not included in dilutive earnings per share for the three months ended March 31, 2015 was 17,885,318.

Net Income (Loss) Attributable to Common Shares

The Company is required to provide basic and dilutive earnings per common share information.  The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the three month periods ended March 31, 2015 and 2014, there were 92,364,090 and 0 shares, respectively.

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

Recent Accounting Pronouncements

The Company has adopted recently issued accounting pronouncements and has determined that they have no material effect on the financial position, results of operations, or cash flow.  The Company’s management does not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on the financial position, results of operations or cash flow.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  This standard is an update to clarify existing guidance for the release of cumulative translation adjustments into net income when a parent sells all or a part of its investment in a foreign entity or achieves a business combination of a foreign entity in stages.  The amendments in this update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company's results of operations, cash flows or financial position.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This guidance to require standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exists.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company's results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This ASU is effective for public companies for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the effect of adopting this new accounting guidance.

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

On January 9, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items which are defined as items that are both unusual in nature and occurring infrequently.  ASU 2015-01 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 to have a material impact on the unaudited condensed consolidated financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities.  This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds.  ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the unaudited condensed consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the unaudited condensed consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter.  The amendments must be applied retrospectively. The requirements of ASU 2015-03 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

NOTE 3 – Acquisitions

The following transaction was accounted for using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.

Wunderkind

On May 1, 2014, the Company consummated the purchase of all outstanding shares of Wunderkind pursuant to a Stock Purchase Agreement in exchange for the Wunderkind Note.  The principal amount of the Wunderkind Note is $5.5 million and it is convertible into 45% of the total shares of the Company’s Common Stock issued and outstanding on a fully diluted basis on the date of conversion.  The Wunderkind Note bears interest at the rate of 0.5% annually.

The Stock Purchase Agreement was entered into in accordance with the terms of a binding letter of intent with the Company’s Chief Executive Officer, Ronald Downey, as disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 1, 2014.  Mr. Downey is the majority shareholder of Wunderkind.  The Stock Purchase Agreement contains customary representations and warranties and covenants of each party.

Breaches of the representations and warranties will be subject to customary indemnification provisions.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Acquisitions – continued

The purchase price is calculated as follows:

Convertible note	5,500,000
Fair value of conversion feature	7,075,000
Total estimated purchase price	$12,575,000

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

Unaudited pro forma results of operations data for the three months ended March 31, 2014 are shown below as if the Company and the entities described above had been combined on January 1, 2014.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

Unaudited Pro Forma Results of Operations
Three Months Ended
March 31, 2014

Revenues from continuing operations	$3,172,944
Income from continuing operations	$410,362
Net income from continuing operations	$631,906

Basic income per share:	$0.01
Diluted income per share:	$0.00
Proforma shares outstanding - Basic	61,176,142
Proforma shares outstanding - Diluted	153,540,232

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Accounts receivable – trade, net of allowance

Accounts receivable consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Trade Debtors	$1,800,314	$2,512,797
Accrued Income	80,525	35,291
Client Reimbursements	-	6,602
Allowance for doubtful accounts	(106,256)	(207,506)
Accounts receivable – trade, net of allowance	$1,774,583	$2,347,184

The Company has not had any write-off of trade receivables during the years presented and a provision for doubtful accounts of $106,256 and $207,506 was deemed appropriate at March 31, 2015 and December 31, 2014, respectively.

NOTE 5 – Other receivables

Other receivables consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Employee Advance	$32,656	$31,691
Other Debtors	5,643	13,426
Other receivables	$38,299	$45,117

Other debtors include minor and very short term non trade receivables from staff, suppliers and bank items.  The Company has not had any write-off of trade receivables during the years presented and no provision for doubtful accounts was deemed necessary.

NOTE 6 – Prepayments

Prepayments consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Prepaid expenses	$129,117	$126,329
	$129,117	$126,329

NOTE 7 – Property and Equipment, net

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Furniture and Fixtures	$42,416	$47,719
Motor Vehicles	12,948	12,948
Purchased Software	61,104	58,680
Office Equipment	185,659	225,694
Property and Equipment - gross	302,127	345,041
Less: Accumulated depreciation	(135,227)	(150,131)
Property and Equipment, net	$166,900	$194,910

Depreciation expense totaled $48,343 and $27,320 for the three month periods ended March 31, 2015 and 2014, respectively.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Other assets

Other assets consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Bonds	$14,319	$15,374
Other receivables	-	693
Formation expenses	639	-
Other assets	$14,958	$16,067

Bonds for March 31, 2015 and 2014 consisted primarily of office rental bonds/holding deposits.

NOTE 9 – Intangible Assets

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized Software Costs	8,216,458	$(1,378,174)	$6,838,284	$7,833,725	$(984,406)	$6,849,319
Tradenames	420,000	(69,806)	350,194	420,000	(51,114)	368,886
Customer Relationships	820,000	(148,082)	671,918	820,000	(108,158)	711,842
Goodwill	10,908,202	-	10,908,202	10,908,202	-	10,908,202
Total	20,364,660	$(1,596,062)	$18,768,598	$19,981,927	$(1,143,678)	$18,838,249

Amortization expense amounted to $452,384 and $125,843 for the three month periods ended March 31, 2015 and 2014, respectively.

The following represents the Company’s expected amortization expense for the years ending March 31:

2015	1,631,171
2016	2,083,555
2017	2,083,555
2018	1,883,873
2019	90,590
Thereafter	87,652
$7,860,396

The following table summarizes the Company’s goodwill as of March 31, 2015 and December 31, 2014:

Goodwill
December 31, 2014	$10,908,202

Impairment	-

Balance at March 31, 2015	$10,908,202

The Wunderkind Group Pty Ltd acquisition was completed in May 2014 and the operations have been integrated into the existing business.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Fair Value Measurements

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period.  This determination requires significant judgments to be made by the Company.  The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2015
Liabilities
Conversion feature	$2,046,000	$-	$-	$2,046,000
Orbach warrant liability	50,580	-	-	50,580
9/12 Warrant liability	63,747	-	-	63,747
9/12 Note liability	56,263	-	-	56,263
March 2015 note conversion feature	144,000	-	-	144,000

As of December 31, 2014
Liabilities
Conversion feature	$2,434,000	$-	$-	$2,434,000
Orbach warrant liability	16,390	-	-	16,390
9/12 Warrant liability	63,747	-	-	63,747
9/12 Note liability	56,263	-	-	56,263

The carrying amounts of the Company’s long-term liabilities approximate their fair value because the interest rate is reflective of rates that the Company could currently obtain on debt with similar terms and conditions.  See Note 13 - Borrowings for additional information about the changes in the fair value for the items above.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Credit Cards	$52,359	$22,277
Accrued Expenses	264,964	331,756
Accrued Expenses and Other Current Liabilities	$317,323	$354,033

Accrued expenses constitute trade creditor balances where invoices have not yet been received.

NOTE 12 – Accrued Compensation and Related Costs

Accrued compensation and related costs consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Payable to Staff	$1,392	$1,263
Long Service Leave Provision	169,620	157,585
Annual Leave Provision	230,967	263,098
Employee Pension Plan	160,118	160,449
Federal Payroll Tax	237,769	261,843
State Payroll Tax	14,897	16,205
Accrued compensation and related costs	$814,763	$860,443

NOTE 13 – Borrowings

Convertible Notes Payable

On September 12, 2011, Xtreme raised $2,360,000 in convertible notes (the “9/12 Notes”).  The 9/12 Notes bear an interest rate of 12% per annum and matured on September 12, 2013.  Under the convertible note agreements, the lender has the right to convert all or any part of the outstanding and unpaid principal and interest into shares of the Company’s Common Stock; provided however, that in no event shall the lender be entitled to convert any portion of the 9/12 Notes that would result in the beneficial ownership by it and its affiliates to be more than 9.99% of the outstanding shares of the Company’s Common Stock.  The 9/12 Notes are convertible at a fixed conversion price of $0.28 per share.  In addition, Xtreme issued warrants (the “Warrants”) to acquire 6,810,269 shares of the Company’s Common Stock at a strike price of $0.28 per share.  The Warrants expire on September 12, 2016.  The conversion price of the 9/12 Notes and Warrants will be reduced in the event the Company issues or sells any shares of Common Stock less than the conversion price.

Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012.  As a result the remaining 9/12 Notes totaling $151,466 as of March 31, 2015 remain in default.

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

On December 31, 2014, Massive recognized a derivative liability for the 9/12 Notes and Warrants of $56,263, $0 in redemptions and no change in fair value for the three month period ended March 31, 2015 resulting in a derivative liability of $56,263 at March 31, 2015.

On December 31, 2013, Massive recognized a derivative liability for the Warrants of $63,747 at December 31, 2014, $0 in redemptions and no change in fair value for the three month period ended March 31, 2015, resulting in a derivative liability of $63,747 at March 31, 2015.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Borrowings – continued

As of March 31, 2015 and December 31, 2014, the balance of the 9/12 Notes is $151,466 and $151,466, respectively.

On May 1, 2014, in connection with the acquisition of Wunderkind (See Note 3 Acquisitions), the Company issued the Wunderkind Note in the amount of $5.5M, plus interest of 0.5% compounded annually.  All outstanding and unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder are due and payable at the option of the holder, subsequent to May 1, 2015, unless this Wunderkind Note is previously converted.  Pursuant to section 2.1 of the Wunderkind Note, Wunderkind will have the right to convert all or part of the outstanding principal on the note into a number of shares of the Company Common Stock equal to 45% of the total shares of Company common stock issued and outstanding on a fully diluted basis (or the appropriate pro rata amount, in case of conversion of part of the outstanding principal) on the date of conversion.

The conversion features of the Wunderkind Note are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features as well as the feature that provides for conversion into a variable number of shares equal to 45% of the total value of outstanding shares, on a diluted basis.  The fair value was estimated on the date of grant using a Monte Carlo valuation model that incorporated the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 0.10%, an expected holding period of 12 months and the likelihood of a dilutive event of 5%.  The resulting values, at the date of issuance, were allocated to the dilutive and non-dilutive conversion features.   The Company recorded a gain on change in fair value on the Wunderkind Note of $388,000 for the three month period ended March 31, 2015 due to a change in market value of the convertible features.

As of March 31, 2015 and December 31, 2014, the balance of the Wunderkind Note is $5.5M and $5.5M, respectively.

On March 23, 2015, the Company closed on private offerings of secured convertible promissory notes (each a “March 2015 Note” and collectively, the “March 2015 Notes”) in the aggregate amount of $636,310 to multiple investors (each a “Noteholder” and collectively, the “Noteholders”) including the Company’s Chairman of the Board of Directors and Chief Executive Officer (Ron Downey) and Chief Creative Officer (Derek Ellis). The offerings, made pursuant to note subscription agreements, represent initial closings in the Company’s private placement of up to $2,000,000 (the “Private Placement”). The note subscription agreements contain certain customary representations and warranties.

The March 2015 Notes are secured by a first priority lien on all the Company’s assets pursuant to a security agreement among the Company and the Noteholders. The March 2015 Notes bear interest at an annual rate of 12% and mature on the first to occur of (i) December 31, 2015, (ii) certain change in control transactions (each a “Deemed Liquidation Event”), or (iii) the closing of the next issuance and sale of capital stock of the Company resulting in gross proceeds to the Company of at least $2,000,000 (a “Qualified Financing”).

In the event of a Deemed Liquidation Event, the Company will pay each Noteholder an additional purchase premium equal to 100% of the principal amount of such holder’s March 2015 Note.  In the event any of the March 2015 Notes remain outstanding and unpaid after December 31, 2015, the Company will pay the Noteholder monthly liquidated damages payments equal to 1% of the original principal amount of the March 2015 Note for each month that it remains unsatisfied, up to a cap of 12%.  Upon the closing of a Qualified Financing, each Noteholder will have the option to convert the principal and accrued but unpaid interest on their March 2015 Note into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing.

The conversion feature of the March 2015 Notes are accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at each reporting date, due to the feature that provides for conversion into a variable number of shares upon the occurrence of a Qualified Financing.  The fair value was estimated on the date of grant using a Monte Carlo valuation model that incorporated the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 70%; risk-free interest rate of .18%, an expected holding period of 9 months and the likelihood of a dilutive event of 60%.  The resulting values, at the date of issuance, were allocated to the conversion feature. The Company assigned a fair value to the conversion feature on March 23, 2015 of $144,000.

As of March 31, 2015 the balance of the March 2015 Notes is $636,310.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

Derivative liability	12/31/2014	New Borrowings	Fair Value Adjustments	Redemptions	Total
Conversion feature	$2,434,000	$-	$(388,000)	$-	$2,046,000
Orbach warrant liability	16,390	-	34,190	-	50,580
9/12 Warrant liability	63,747	-	-	-	63,747
9/12 Note liability	56,263	-	-	-	56,263
March 2015 conversion feature	-	144,000	-	-	144,000
	$2,570,400	$144,000	$(353,810)	$-	$2,360,590

The derivative income of $353,810, included within the Consolidated Income Statement, is the net result of the redemptions of $0, warrant expense of $0, and the fair value adjustments of $353,810.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Borrowings – continued

Short-term borrowings

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

As of March 31, 2015 and December 31, 2014, the balance of the Orbach Note is $1M and $1M, respectively.

NOTE 14 – Borrowings – Related Party

During the year ended December 31, 2013, the Company received an advance from Antaine Furlong of $357,627.  Interest is accrued on this advance at the rate of 43% per annum.  The advance and accrued interest are payable on demand and unsecured.  This advance was settled in January 2014.

During the year ended December 31, 2013, the Company received an advance from Southport Lane of $515,000.  Interest is accrued on this advance at the rate of 4% per annum.  The advance and accrued interest are payable on demand and unsecured.  This advance was settled in January 2014.

As described in Note 13 - Borrowings, on March 23, 2015 the Company issued secured convertible promissory notes in the aggregate amount of $636,310 to multiple investors, including the Company's Chairman of the Board of Directors and Chief Executive Officer (Ron Downey) and Chief Creating Officer (Derek Ellis).

NOTE 15 – Taxes (Refundable) Payable

Taxes refundable were as follows at March 31, 2015 and December 31, 2014:

		2015	2014
Goods and Services Taxes Receivable (Payable)	Australia	3,115	(2,658)
Fringe Benefit Tax Payable	Australia	(1,524)	(624)
Value Added Tax Payable	United Kingdom	(35,618)	(104,794)
Income Tax Refundable	Australia	767,563	780,717
Taxes Refundable		$733,536	$672,641

NOTE 16 – Income Taxes

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. For the three month period ended March 31, 2015, the Company has utilized the discrete effective tax rate method under ASC 740-270-30-18, Income Taxes—Interim Reporting to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings. In addition, deferred tax assets related to domestic operations are fully offset by a valuation allowance.

NOTE 17 – Employee Defined Contribution Plan

Employees of the Company participate in government mandated defined contribution plan, pursuant to which certain pension benefits are provided to employees.  The government mandate requires certain percentages of the employees’ salaries be paid into Trust accounts for the benefit of the employees.  The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $65,510 and $130,869 for three month periods ended March 31, 2015 and 2014, respectively.

NOTE 18 – Commitments and Contingencies

Litigation

From time to time, the Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Leases

Total rent expense incurred by the Company was $107,071 and $98,789 for the three month periods ended March 31, 2015 and 2014, respectively.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – Commitments and Contingencies - continued

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

2015	$120,073
2016	160,097
2017	160,097
2018	4,825
Thereafter	-
$445,092

The Company has entered into commercial leases for company motor vehicles with a term expiring in September 16, 2016.  Future minimum rental payments under this operating lease are as follows:

2015	$12,365
2016	16,486
2017	34,074
Thereafter	-
$62,925

The non-current portion of future payments on the commercial leases for company motor vehicles are recorded as Other Long-Term Liabilities on the Balance Sheet.

NOTE 19 – Stockholders’ Equity

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of Common Stock, $0.001 par value per share.  The holders of the Common Stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

The Company is authorized to issue up to 50,000,000 shares of Preferred Stock, $0.001 par value per share of which 55 were issued and outstanding as of March 31, 2015.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – Stockholders’ Equity - continued

Preferred Stock

The shares of Preferred Stock, other than the Nontransferable Preferred Stock, could be issued from time to time by the Company’s Board of Directors in its sole discretion without further approval or authorization by the stockholders, in one or more series, each of which series could have any particular distinctive designations as well as relative rights and preferences as determined by the Board of Directors.  The relative rights and preferences that may be determined by the Board of Directors in it discretion from time to time include but are not limited to the following:

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

On May 7, 2013, the Company issued a total of 3,694,000 shares of Preferred Stock to the then current CFO, CEO, COO, Corporate Secretary, and three un-related third parties, in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals.  The amount of shares issued to the CEO, COO, CFO, and Corporate Secretary were 1,250,000; 1,500,000; 400,000; and 84,000 shares, respectively, valued at $1,649,340.  On August 17, 2013, the shares of Preferred Stock were converted into 3,694,000 shares of Common Stock.

On November 7, 2013, Massive Interactive, Inc. sold 55 Series B Redeemable Preferred Stock to Rolling Hill Capital Management LLC and 55,000,000 shares of common stock to Southport Lane Equity II, LLC, a wholly owned subsidiary of Southport Lane, LP, in exchange for an aggregate of $5,500,000.  The Preferred Stock accrues an annual dividend of $6,750 per share.  The Preferred Stock is redeemable by the Company at any time prior to November 16, 2016.  Southport Lane Equity II, LLC may convert the Preferred Stock following the third anniversary of the date of issuance.  The Preferred Stock is convertible at $0.144, 120% of the closing bid price of the Company’s Common Stock on November 1, 2013. The conversion price changes for certain diluting issuances in accordance with the agreement.

NOTE 20 - Stock Based Compensation

The fair values of the restricted stock granted during the quarter ended March 31, 2015 was estimated on the date of grant using three different pricing models: Finnerty, Chaffe, and Geometric Average Rate Put. As the stock vests over four years, each year was valued separately by reviewing the discount studies, including restricted stock studies and pre-IPO studies, and assigning a separate risk-free rate for each year. The resulting valuation incorporated the following assumptions: share price at the date of grant, expected dividend yield of 0%; expected volatility of 70%; and a risk-free interest rate of 0.26%, 0.63%, 0.99%, and 1.24% for years one through four, respectively.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - Stock Based Compensation - continued

The following table summarizes the Company’s restricted stock activity and related information for the quarter ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	-	$-
Granted	17,613,630	0.13
Forfeited and expired	-	-
Exercised	-	-
Outstanding at March 31, 2015	17,613,630	$0.13

For the three months ended March 31, 2014, the Company incurred $0 in stock compensation expense from the issuance of common stock to employees and consultants.  In the first quarter of 2015, the Company recorded compensation expense of $33,611 related to first quarter 2015 issuance of restricted common stock.

NOTE 21 – Business and Geographic Segment Information

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

The Company’s revenues were generated in the following geographic regions for the three month periods ended March 31:

	2015	2014
United Kingdom	$1,887,109	$1,146,109
Australia	870,667	1,968,327
Consolidated total	$2,757,776	$3,114,436

Long-lived assets by geographic area consist of property and equipment and are as follows at March 31, 2015 and December 31, 2014:

	2015	2014
United Kingdom	$75,657	$102,264
Australia	91,243	92,646
Consolidated total	$166,900	$194,910

NOTE 22 – Subsequent Events

On April 19, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of restricted stock, stock options, stock appreciation rights, and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company and any subsidiary. The 2015 Plan will continue in effect for 10 years unless sooner terminated. Pursuant to the 2015 Plan, on April 29, 2015, the Company issued an aggregate of 27,289,625 restricted shares of its common stock to the following members of management: the Chief Financial Officer, Antaine Furlong (12,219,235 shares), the Chief Technical Officer, Max Ramsay (5,295,002), the President, North America, Alex Drosin (4,887,694) and SVP People & Operations, Monique Ellis (4,887,694). Subject to adjustment upon certain corporate transactions or events, up to 40,730,782 shares of our common stock may be issued under the 2015 Plan.

On April 24, 2015, the Company entered into a First Amendment to Convertible Promissory Note (the “Amendment”), which amends the Wunderkind Note.  The Amendment provides that until the Wunderkind Note is paid in full, the noteholder will have the right to convert all or part of the outstanding principal of the note into a number of shares of the Company’s common stock equal to 45% of the total shares of common stock issued and outstanding on a fully-diluted basis on the date of conversion.  Additionally, the Amendment provides that the noteholders may convert the accrued interest under the note into common stock at the same ratio as the principal bears to the 45% at the same time as the conversion of principal.

On April 30, 2015, the Company’s board of directors authorized management to explore a full range of strategic alternatives to enhance value for stockholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our accompanying consolidated financial statements and related notes.

In addition to historical information, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and ability to continue as a going concern, and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2014.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report. Other than as required under the securities laws, we do not assume a duty to update forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

On March 23, 2015, we closed on private offerings of secured convertible promissory notes (each a “March 2015 Note” and collectively, the “March 2015 Notes”) in the aggregate amount of $636,310 to multiple investors (each a “Noteholder” and collectively, the “Noteholders”) including the Company’s Chairman of the Board of Directors and Chief Executive Officer (Ron Downey) and Chief Creative Officer (Derek Ellis). The offerings, made pursuant to note subscription agreements, represent initial closings in the Company’s private placement of up to $2,000,000 (the “Private Placement”). The note subscription agreements contain certain customary representations and warranties.

The March 2015 Notes are secured by a first priority lien on all the Company’s assets pursuant to a security agreement among the Company and the Noteholders. The March 2015 Notes bear interest at an annual rate of 12% and mature on the first to occur of (i) December 31, 2015, (ii) certain change in control transactions (each a “Deemed Liquidation Event”), or (iii) the closing of the next issuance and sale of capital stock of the Company resulting in gross proceeds to the Company of at least $2,000,000 (a “Qualified Financing”).

In the event of a Deemed Liquidation Event, the Company will pay each Noteholder an additional purchase premium equal to 100% of the principal amount of such holder’s March 2015 Note.  In the event any of the March 2015 Notes remain outstanding and unpaid after December 31, 2015, the Company will pay the Noteholder monthly liquidated damages payments equal to 1% of the original principal amount of the March 2015 Note for each month that it remains unsatisfied, up to a cap of 12%.  Upon the closing of a Qualified Financing, each Noteholder will have the option to convert the principal and accrued but unpaid interest on their March 2015 Note into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Results of Operations

The following paragraphs set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 and 2014 were $2,757,776 and $3,114,436, respectively, representing a decrease of $356,660 or 11% over the prior period. This decrease is primarily attributable to timing of two project start dates and commercial negotiations with a large film and television distribution company which will roll out the Company’s Video Platform and build applications across the US, Europe and the Asia Pacific, which took 2 months longer than planned, and a decrease in perpetual license agreements, and offset by an increase in annual license agreements over a three-year period consistent with the Company’s license strategy.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $2,569,358 and $2,430,598, respectively, representing an increase of $138,760 or 6% over the prior period. This increase is primarily attributable to an increase in third party cost of sales, contractor costs, and one-time professional fees for fairness opinions, and legal costs of approximately $192,000 collectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended March 31, 2015 and 2014 were $500,731 and $155,787, respectively, representing an increase of $344,944 or 221% over the prior period. This increase in depreciation and amortization is the result of a $186,000 increase in software amortization expense for Massive Media completed projects in 2015, and an additional $162,000 of amortization expense related to the intangible assets acquired in conjunction with the Wunderkind acquisition (see Note-3 Acquisitions for details).

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2015 and 2014 was $190,064 and ($128,818), respectively, representing an increase of $318,882 or 248% over the prior period. This increase is due to a gain on the fair value of the derivative liability of $353,810 offset by approximately $37,000 in additional interest expense.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2015 and 2014 was $248,432 and $228,690, respectively, representing an increase of $19,742 or 9% over the prior period. This increase is due to the addition of a deferred tax asset in the amount of $237,000 offset by an increase in taxes payable of $152,000.

Net Income

Net income for the three months ended March 31, 2015 and 2014 was $126,183 and $627,923, respectively, representing a decrease of $501,740 or 80% over the prior period. This decrease in net income from 2014 is primarily due to both a decrease in revenues due to timing of project start dates and an increase in operating expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Liquidity and Capital Resources:

As of March 31, 2015, our continuing operations had cash of $190,803 and a working capital balance of ($134,226). As of December 31, 2014, continuing operations had cash of $204,148 and a working capital balance of $24,614. Working capital is defined as current assets minus current liabilities, excluding restricted cash, convertible loan notes, derivative liability and deferred taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

If the Wunderkind Note is not settled in shares of our Common Stock, there is substantial doubt we will be able to continue as a going concern without additional sources of funding, which we might not be able to obtain. We do not have the ability to obtain short term financing on commercially reasonable terms because two of our large stockholders have been judicially declared insolvent and our largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities causing lenders to view our Company as a credit risk. Management's plan concerning these matters is described in Note 1, Going Concern, in our financial statements in this Quarterly Report, however, management cannot assure you that its plan will be successful. In view of the foregoing, there is substantial doubt about our ability to continue as a going concern.

Cash Flows from Continuing Operations

Operating activities

Cash provided by operating activities during the three months ended March 31, 2015 was $438,703 as compared to $878,164 for the three months ended March 31, 2014.  The cash flows from operations in 2015 related to net income of $126,183, and depreciation, amortization and non-cash expenses of $534,342, offset by a gain on change in fair value of derivative liability and a decrease in bad debt expense reversal of $455,060 and changes in operating assets and liabilities provided cash of $233,238.  For 2014, cash flows from operations related to net income of $627,923, depreciation and amortization of $155,787 and changes in operating assets and liabilities of $94,454.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2015 was ($724,850) as compared to ($416,677) for the three months ended March 31, 2014. Cash used in investing activities for the three months ended March 31, 2015 consisted primarily of capital software expenditures offset by disposals of property and equipment. For the three months ended March 31, 2014, cash used in investing activities related entirely to capital expenditures.

Financing Activities

Cash provided by financing activities of continuing operations for the three months ended March 31, 2015 was $374,648 as compared to ($909,918) for the three months ended March 31, 2014. This increase is primarily due to $838,568 in payments made to advances during the three months ended March 31, 2014 as compared to $4,525 of payments made to advances during the three months ended March 31, 2015.

Disclosure About Off-Balance Sheet Arrangements

 We do not have any transactions, agreements or other contractual arrangements that constitute off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. As of March 31, 2015, our Chief Executive Officer and Chief Financial Officer reviewed our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is (i) accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.             RISK FACTORS

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

10.37	Form of Massive Interactive, Inc. Note Subscription Agreement

10.38	Form of Massive Interactive, Inc. Secured Convertible Promissory Note

10.39	Form of Security Agreement

10.40	Form of Restricted Stock Issuance Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massive Interactive Inc.

May 15, 2015	By:	/s/ Ron Downey
Ron Downey, Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	By:	/s/ Antaine Furlong
Antaine Furlong, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)