Form 10-Q
period 2015-06-30
Massive Interactive, Inc.
filed 2015-08-14
CIK 1481218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Number of common shares outstanding at August 13, 2015: 114,986,127

 PART I – FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM BALANCE SHEETS
(UNAUDITED)

	At June 30,	At December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$292,452	$204,148
Accounts receivable – trade, net of allowance	1,648,274	2,347,184
Other receivables	28,102	45,117
Prepayments	121,896	126,329
Work in progress	615,946	520,621
Other current assets	227	-
Taxes refundable	741,334	672,641
Total current assets	3,448,231	3,916,040
Property and equipment, net	147,964	194,910
Capitalized software, net	7,332,138	6,849,319
Tradenames, net	331,502	368,886
Customer relationships, net	631,994	711,842
Goodwill	10,245,206	10,908,202
Other assets	35,756	16,067
Total non-current assets	18,724,560	19,049,226

Total assets	$22,172,791	$22,965,266

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,137,406	$794,801
Accrued expenses and other current liabilities	421,826	354,033
Convertible notes payable - related parties	6,398,045	5,651,466
Derivative liability - related parties	594,967	2,570,400
Accrued compensation and related costs	771,927	860,443
Deferred revenue	205,720	199,804
Short-term borrowings	1,000,000	1,083,669
Deferred tax liability	2,664,450	2,664,450
Taxes payable	268,306	435,306
Due to directors	-	146,884
Other current liabilities	20,026	16,486
Total current liabilities	13,482,673	14,777,742
Accrued compensation and other related costs – non-current	55,544	55,246
Other long-term liabilities	26,646	54,720
Total long-term liabilities	82,190	109,966

Total liabilities	13,564,863	14,887,708

Stockholders’ equity:
Common stock	114,996	61,186
Additional paid-in capital	45,750,754	45,423,175
Accumulated deficit	(35,231,009)	(36,425,545)
Accumulated other comprehensive loss	(2,026,813)	(981,258)
Total stockholders’ equity	8,607,928	8,077,558

Total liabilities and stockholders’ equity	$22,172,791	$22,965,266

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2015	2014

Revenues:
Consultancy services	$38,077	$106,781
License fee	217,308	240,125
Project services	2,275,474	3,217,507
Support services	34,626	58,406
Other income	-	90,187
Total revenues	2,565,485	3,713,006

Operating expenses:
General and administrative	2,761,033	2,987,779
Depreciation and amortization	490,325	235,769
Total operating expenses	3,251,358	3,223,548

(Loss) income from operations	(685,873)	489,458

Other income (expense):
Gain on conversion	286	-
Gain on change in fair value of derivative liability	1,838,440	2,019,000
Interest income	397	312
Interest expense	(166,897)	(110,467)
Other income, net	1,672,226	1,908,845

Income from operations before income taxes	986,353	2,398,303
Income tax benefit	82,000	237,880

Net income	$1,068,353	$2,636,183

Comprehensive income:
Foreign currency translation adjustment	(610,964)	89,255
Total comprehensive income	$457,389	$2,725,438

Net income	$1,068,353	$2,636,183
Deemed dividend - amortization of beneficial conversion feature	(324,334)	(324,334)
Net income attributable to common stockholders	$744,019	$2,311,849

Basic earnings per share:
Net income	$0.01	$0.04

Weighted average common shares – Basic	61,176,142	61,176,142

Diluted (loss) income per share:
Net (loss) income	$(0.00)	$0.00

Weighted average common shares – Diluted	234,183,032	71,316,270

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Revenues:
Consultancy services	$137,401	$278,535
License fee	429,904	642,225
Project services	4,339,307	5,514,851
Support services	65,405	214,686
Other income	351,244	177,145
Total revenues	5,323,261	6,827,442

Operating expenses:
General and administrative	5,330,391	5,418,377
Depreciation and amortization	991,056	393,172
Total operating expenses	6,321,447	5,811,549

(Loss) income from operations	(998,186)	1,015,893

Other income (expense):
Gain on conversion	756	-
Gain on change in fair value of derivative liability	2,192,250	2,019,000
Interest income	2,780	1,358
Interest expense	(333,496)	(240,331)
Other income, net	1,862,290	1,780,027

Income operations before income taxes	864,104	2,795,920
Income tax benefit	330,432	466,570

Net income	$1,194,536	$3,262,490

Comprehensive income:
Foreign currency translation adjustment	(1,045,555)	187,814
Total comprehensive income	$148,981	$3,450,304

Net income	$1,194,536	$3,262,490
Deemed dividend - amortization of beneficial conversion feature	(648,669)	(864,892)
Net income attributable to common stockholders	$545,867	$2,397,598

Basic earnings per share:
Net income	$0.01	$0.04

Weighted average common shares – Basic	61,176,142	61,176,142

Diluted (loss) income per share:
Net (loss) income	$(0.01)	$0.00

Weighted average common shares – Diluted	214,693,393	77,393,847

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common		Preferred Shares		Additional Paid in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	61,176,142	$61,186	55	$-	$45,423,175	$(36,425,545)	$(981,258)	$8,077,558
Issuance of common stock in connection with stock based compensation	53,809,985	53,810	-	-	-	-	-	53,810
Stock based compensation expense	-	-	-	-	327,579	-	-	327,579
Net income	-	-	-	-	-	1,194,536	(1,045,555)	148,981
Balance at June 30, 2015	114,986,127	$114,996	55	$-	$45,750,754	$(35,231,009)	$(2,026,813)	$8,607,928

See notes to consolidated financial statements

MASSIVE INTERACTIVE, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$1,194,536	$3,262,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	991,056	392,983
Bad debt expense reversal	(101,250)	-
Derivative income	(2,192,250)	(2,019,000)
Common stock issued for services	381,389	-
Loss on disposal of properties	-	998
Change in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	799,206	22,111
Other receivables	17,015	-
Prepayments	4,433	-
Work in progress	(95,325)	(529,588)
Taxes refundable	(68,693)	-
Other current assets	(596)	43,534
Other assets	(19,689)	-
Accounts payable	342,605	74,185
Accrued expenses and other current liabilities	67,793	-
Accrued compensation and related costs	(88,516)	-
Deferred revenue	5,916	103,036
Taxes payable	(167,000)	-
Other current liabilities	3,540	-
Accrued compensation and other related costs – non-current	298	-
Net cash provided by operating activities	1,074,468	1,350,749

Cash flows from investing activities
Disposals of property and equipment	55,087	-
Capital software expenditures	(1,613,632)	(914,178)
Cash received in acquisitions	-	20,203
Purchases of property and equipment	(40,040)	(54,995)
Net cash used in investing activities	(1,598,585)	(948,970)

Cash flows from financing activities
Proceeds from advances	177,084	-
Proceeds from advances - related parties	715,302	-
Payments to advances - related parties	(16,848)	(725,388)
Payments of bank loans	-	(247,286)
Repayment of hire purchase agreement	(24,534)	(57,974)
Net cash provided by (used in) financing activities	851,004	(1,030,648)

Effect of exchange rates on cash and cash equivalents	(238,583)	(251,892)
Net change in cash and cash equivalents	88,304	(880,761)
Cash and cash equivalents, beginning of year	204,148	1,121,181
Cash and cash equivalents, end of year	$292,452	$240,420

Supplemental cash flow information
Cash paid for interest	$7,811	$129,788

Supplemental non-cash investing and financing activities
Fair value of convertible note issued for acquisition, net of cash received	$-	$12,554,797

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

Organizational History

Xtreme Technologies, Inc. was incorporated in the state of Washington in 2003 with a focus on telecommunications technologies.  By early 2006, that business ceased operations and had no assets, becoming a shell company at that time. In December 2006, Xtreme Technologies, Inc. acquired Emerald Energy Partners, LLC for 7,960,000 shares of Common Stock and changed its name to Xtreme Oil & Gas, Inc.  Immediately prior to its acquisition of Emerald Energy Partners, LLC, Xtreme Technologies, Inc. effected a 1 for 500 reverse stock split resulting in 185,516 shares outstanding.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business - continued

Going Concern

The Company's cash balance at June 30, 2015 is insufficient to pay the Wunderkind Note, should the note be called by the holder and not settled in shares of Common Stock. As such, there is substantial doubt the Company will be able to continue as a going concern without additional sources of funding, which the Company might not be able to obtain. The Company does not have the ability to obtain short term financing on commercially reasonable terms because two of its large stockholders have been judicially declared insolvent and its largest common stockholder, Southport Lane Equity II, LLC, is under common control with the insolvent entities causing lenders to view the Company as a credit risk. Management is considering its options to raise additional funds for the Company including, but not limited to, private and/or public offerings of debt or equity securities and other transactions, but it cannot assure you that its plans will be successful.  In view of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements in this Quarterly Report Form 10-Q do not include any adjustments that might result from the Company’s inability to continue as a going concern.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, the accompanying interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented.

The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014 should be read in conjunction with these interim consolidated financial statements.  Results of operations for interim periods are not necessarily indicative for the results of operations for a full year.

Principles of Consolidation

The interim consolidated financial statements include the financial statements of the Company and its subsidiaries, Massive Media Pty Ltd., Massive Interactive Media Ltd., and Wunderkind Group Pty Ltd.  As part of the acquisition of Massive Media Pty Ltd and its controlled entities by the Company, it discontinued all oil and gas operations related to properties owned in Texas and Oklahoma.  Financial results related to the oil and gas operations are reported as discontinued operations beginning with the financial results as of December 31, 2013.

Use of Estimates

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

Fair Value of Financial Instruments

Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value.  ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Accounts Receivable

Receivables from services are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts.

Management periodically reviews receivables for collectability.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Uncollectible receivables are charged off against the allowance account.   An allowance for doubtful accounts of $106,256 and $207,506 was recorded as of June 30, 2015 and December 31, 2014, respectively.

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

Major Customers

The Company has two significant customers which individually accounted for 35% and 20%, respectively, of the revenues for the three month period ended June 30, 2015. For the three month period ended June 30, 2014, the two largest customers accounted for 14% and 9% of revenues. These customers accounted for approximately 43% and 22% of the accounts receivable balance as of June 30, 2015 and approximately 31% and 24% of the accounts receivable balance as of December 31, 2014, respectively.  The Company’s sales to its top five customers accounted for approximately 80% and 48% of revenues during the three month periods ended June 30, 2015 and 2014, respectively.

The Company has two significant customers which individually accounted for 31% and 17%, respectively, of the revenues for the six month period ended June 30, 2015. For the six month period ended June 30, 2014, the two largest customers accounted for 11% and 10% of revenues.  These customers accounted for approximately 43% and 22% of the accounts receivable balance as of June 30, 2015 and approximately 31% and 24% of the accounts receivable balance as of December 31, 2014, respectively. The Company’s sales to its top five customers accounted for approximately 75% and 46% of revenues during the six month periods ended June 30, 2015 and 2014, respectively.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

Major Suppliers

The Company has two significant vendors which individually accounted for 9% and 7%, respectively, of the purchases for the three month period ended June 30, 2015. For the three month period ended June 30, 2014, the two largest vendors accounted for 6% and 5% of purchases.  These vendors accounted for approximately 16% and 10% of the accounts payable balance as of June 30, 2015 and approximately 4% and 2% of the accounts payable balance as of December 31, 2014, respectively. The Company’s purchases from its top five vendors accounted for approximately 29% and 25% of purchases during the three month periods ended June 30, 2015 and 2014, respectively.

The Company has two significant vendors which individually accounted for 8% and 5%, respectively, of the purchases for the six month period ended June 30, 2015. For the six month period ended June 30, 2014, the two largest vendors accounted for 13% and 8% of purchases.  These vendors accounted for approximately 16% and 0% of the accounts payable balance as of June 30, 2015 and approximately 10% and 0% of the accounts payable balance as of December 31, 2014, respectively. The Company’s purchases from its top five vendors accounted for approximately 25% and 31% of purchases during the six month periods ended June 30, 2015 and 2014, respectively.

Segment Reporting

FASB ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Group’s chief operating decision maker is the Chief Executive Officer, who reviews consolidated results of operations prepared in accordance with US GAAP when making decisions about allocating resources and assessing performance of the Group; hence, the Group has only one operating segment, namely the software development services.

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

Revenue Recognition

The Company recognizes revenue when it is realized and earned. Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer. The Company recognizes revenue in accordance with the FASB ASC 985-605 “Software - Revenue Recognition”.

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

The relationship between the AUD, GBP and the USD, which is our functional currency, is shown below per one USD:

	Three Months Ended	Six Months Ended	Year end
	2015	2015	2014
Period end AUD to USD exchange rate	0.7708	0.7780	0.8207
Period end GBP to USD exchanage rate	1.5752	1.5752	1.5610
Average AUD to USD exchange rate	0.7754	0.7740	0.8983
Average GBP to USD exchange rate	1.5448	1.5270	1.6454

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

Impairment of Long-Lived Assets

In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, “Property, Plant, and Equipment – Overall”, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value.  If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairment of long-lived assets was recognized as of June 30, 2015 and 2014, respectively.

Capitalized Computer Software Development Costs

The Company capitalizes software development costs in accordance with the FASB ASC Topic 985-20, “Costs of Software to be Sold, Leased or Marketed”.  All software development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Capitalization ceases when the product or enhancement is available for general release to customers.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with FASB ASC Topic 718, “Stock Compensation”.  Accordingly, under the fair value recognition provisions of this topic, stock-based compensation for employees and non-employee directors is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period, based on the terms of the awards. The Company’s stock-based compensation expense is reduced for estimated future forfeitures which are revised in future periods if actual forfeitures differ from the estimates.  Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs. Fair value is determined by using three different models along with restricted stock and pre-IPO Studies: the Finnerty, Chaffe and Geometric Average Rate Put option pricing models. Compensation expense included in the Company’s consolidated statement of operations includes fair value of the awards at the time of issuance. When common stock was issued, it was valued at the trading price on the date of issuance and is expensed over the vesting period. All stock grants issued in March 2015 vest equally over a four year period, with anniversary dates on March 19 of each year beginning in 2016. All stock grants issued in April 2015 vest equally over a three year period, with anniversary dates on April 29 of each year beginning in 2016. As of June 30, 2015, the Company has granted an aggregate of 58,809,985 shares of restricted common stock.

 Deemed dividend

The Company incurs a deemed dividend on Series B Preferred Redeemable Stock. As the conversion rate was less than the deemed fair value of the Common Stock of $0.20, the Series B Preferred Redeemable Stock contains a beneficial conversion feature as described in FASB ASC 470-20, “Debt with Conversion and Other Options”.  The difference in the stated conversion price and estimated fair value of the Common Stock is accounted for as a beneficial conversion feature and affects income or loss available to common stockholders for purposes of EPS.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, "Earnings Per Share" ("EPS"), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted net income per common share is computed by dividing the net income applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

The following sets forth the computation of diluted EPS for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015			Six months ended June 30, 2015
	Net income (loss) attributable to common stockholders (Numerator)	Shares (Denominator)	Per share amount	Net income (loss) attributable to common stockholders (Numerator)	Shares (Denominator)	Per share amount
Basic EPS	$744,019	61,176,142	$0.01	$545,867	61,176,142	$0.01
Change in fair value of derivative instruments	(1,796,000)	-		(2,184,000)	-
Interest associated with convertible notes	6,856	-		13,637	-
Dilutive shares related to notes and warrants	-	173,006,890		-	153,517,251
Dilutive EPS	$(1,045,125)	234,183,032	$(0.00)	$(1,624,496)	214,693,393	$(0.01)

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Net income (loss) attributable to common stockholders (Numerator)	Shares (Denominator)	Per share amount	Net income (loss) attributable to common stockholders (Numerator)	Shares (Denominator)	Per share amount
Basic EPS	$2,311,849	61,176,142	$0.04	$2,397,598	61,176,142	$0.04
Change in fair value of derivative instruments	(2,019,000)	-		(2,019,000)	-
Dilutive shares related to notes and warrants	292,849	10,140,128		-	16,217,705
Dilutive EPS	$292,849	71,316,270	$0.00	$378,598	77,393,847	$0.00

Basic earnings (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented for the six months ended June 30, 2015 and the periods ended June 30, 2014 in the consolidated financial statements as their effect would be anti-dilutive.  The total number of shares issuable upon conversion of preferred shares that were not included in dilutive earnings per share for the three and six months ended June 30, 2015 were 31,142,811, respectively.

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters.  In accordance with FASB ASC 450-20, “Accounting for Contingencies”, the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Historically, the Company has not experienced any material service liability claims.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern-Disclosures of Uncertainties about an entity's Ability to Continue as a Going Concern” ("ASU 2014-15"). ASU 2014-15 provides new guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact on the Company's disclosures and financial statements.

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

On February 18, 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 provides an update affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities.  This new guidance applies to all legal entities to re-evaluate 1) whether limited partnerships and similar legal entities are VIE’s or voting interest entities, 2) eliminates the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and 4) provides a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with rules similar to those for registered money market funds.  ASU 2014-08 is effective in annual or interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the unaudited condensed consolidated financial statements.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies – continued

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 revises previous guidance to require that debt issuance costs be reported in the unaudited condensed consolidated financial statements as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e. an asset) on the unaudited condensed consolidated financial statements. This new guidance is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter.  The amendments must be applied retrospectively. The requirements of ASU 2015-03 are not expected to have a significant impact on the unaudited condensed consolidated financial statements.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the consolidated financial statements and have not yet determined the method by which the Company will adopt the standard.

Subsequent Events

Management has evaluated subsequent events up to and including August 14, 2015, which is the date the financial statements were available for issuance, and determined there were no material subsequent events to be disclosed.

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

Preliminary purchase price allocation as of the date of acquisition is set forth in the table below and reflects various fair value estimates and analysis.  These allocations were determined through established and generally accepted valuation techniques including preliminary work performances by third-party valuation specialists.

Cash and cash equivalents	$20,203
Trade names and trademarks	360,000
Developed software	2,100,000
Customer relationships	780,000
Goodwill	10,489,202
Property, plant and equipment	2,860
Deferred tax liability	(972,000)
Net working capital, net of cash	(205,265)
Total purchase price	$12,575,000

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Acquisitions - continued

Unaudited pro forma results of operations data for the three and six months ended June 30, 2014 are shown below as if the Company and the entities described above had been combined on January 1, 2014.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited Pro Forma Results of Operations
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Revenues	$3,884,665	$7,057,609
Income (Loss)	$2,426,291	$2,836,653
Net income (loss)	$2,671,317	$3,303,223

Basic income (loss) per share:	$0.04	$(0.05)
Diluted income (loss) per share:	$0.04	$(0.04)
Pro Forma shares outstanding - Basic	61,176,142	61,176,142
Pro Forma shares outstanding - Diluted	71,316,270	77,393,847

NOTE 4 – Accounts receivable – trade, net of allowance

Accounts receivable consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Trade debtors	$1,598,606	$2,512,797
Accrued income	155,924	35,291
Client reimbursements	-	6,602
Allowance for doubtful accounts	(106,256)	(207,506)
Accounts receivable – trade, net of allowance	$1,648,274	$2,347,184

The Company has not had any write-offs of trade receivables during the years presented.

NOTE 5 – Other receivables

Other receivables consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Employee advance	$28,102	$31,691
Other debtors	-	13,426
Other receivables	$28,102	$45,117

Other debtors include minor and very short term non trade receivables from staff, suppliers and bank items.  The Company has not had any write-off of trade receivables during the years presented and no provision for doubtful accounts was deemed necessary.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Prepayments

Prepayments consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Prepaid expenses	$121,896	$126,329

NOTE 7 – Property and equipment, net

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Furniture and fixtures	$34,948	$47,719
Motor vehicles	672	12,948
Purchased software	72,149	58,680
Office equipment	209,156	225,694
Property and equipment, gross	316,925	345,041
Less: Accumulated depreciation	(168,961)	(150,131)
Property and equipment, net	$147,964	$194,910

Depreciation expense totaled $33,678 and $48,343 for the three month periods ended June 30, 2015 and 2014, respectively and $82,077 and $58,591 for the six month periods ended June 30, 2015 and 2014, respectively.

NOTE 8 – Other assets

Other assets consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Bonds	$35,756	$15,374
Other receivables	-	693
Other assets	$35,756	$16,067

Bonds for June 30, 2015 and December 31, 2014 consisted primarily of office rental bonds/holding deposits.

NOTE 9 – Intangible Assets

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Gross	Accumulated		Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized Software Costs	$9,005,105	$(1,672,967)	$7,332,138	$7,833,725	$(984,406)	$6,849,319
Tradenames	420,000	(88,498)	331,502	420,000	(51,114)	368,886
Customer Relationships	820,000	(188,006)	631,994	820,000	(108,158)	711,842
Goodwill	10,245,206	-	10,245,206	10,908,202	-	10,908,202
Total	$20,490,311	$(1,949,471)	$18,540,840	$19,981,927	$(1,143,678)	$18,838,249

Amortization expense amounted to $456,647 and $229,675 for the three month periods ended June 30, 2015 and 2014, respectively and $908,979 and $355,518 for the six month periods ended June 30, 2015 and 2014, respectively.

The following represents the Company’s expected amortization expense for the years ending June 30:

2016	$1,811,510
2017	2,160,929
2018	2,160,929
2019	1,961,247
2020	167,964
Thereafter	33,055
$8,295,634

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – Intangible Assets - continued

The following table summarizes the Company’s goodwill as of June 30, 2015 and December 31, 2014:

Goodwill
December 31, 2014	$10,908,202

Impairment	-

Foreign exchange movement	(662,996)
$10,245,206

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and nonrecurring basis to determine the appropriate level to classify them for each reporting period.  This determination requires significant judgments to be made by the Company.  The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2015
Liabilities
March 2015 Note conversion feature	$216,817	$-	$-	$216,817
Orbach warrant liability	8,140	-	-	8,140
Wunderkind conversion feature	250,000	-	-	250,000
9/12 Warrant liability	63,747	-	-	63,747
9/12 Note liability	56,263	-	-	56,263

As of December 31, 2014
Liabilities
Orbach warrant liability	$16,390	$-	$-	$16,390
Wunderkind conversion feature	2,434,000	-	-	2,434,000
9/12 Warrant liability	63,747	-	-	63,747
9/12 Note liability	56,263	-	-	56,263

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

NOTE 10 – Fair Value Measurements - continued

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

NOTE 11 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Credit cards	$109,226	$22,277
Accrued expenses	312,600	331,756
Accrued expenses and other current liabilities	$421,826	$354,033

Accrued expenses constitute trade creditor balances where invoices have not yet been received.

NOTE 12 – Accrued compensation and related costs

Accrued compensation and related costs consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Payable to staff	$504	$1,263
Long service leave provision	169,319	157,585
Annual leave provision	255,254	263,098
Employee pension plan	123,839	160,449
Federal payroll tax	209,714	261,843
State payroll tax	13,297	16,205
Accrued compensation and related costs	$771,927	$860,443

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

Xtreme delayed scheduled payments on the 9/12 Notes for the seven months ending December 31, 2012.  As a result the remaining 9/12 Notes totaling $151,466 as of June 30, 2015 remain in default.

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

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Borrowings - continued

On December 31, 2014, Massive recognized a derivative liability for the 9/12 Notes and Warrants of $56,263, $0 in redemptions and no change in fair value for the three and six month periods ended June 30, 2015 resulting in a derivative liability of $56,263 at June 30, 2015.

On December 31, 2013, Massive recognized a derivative liability for the 9/12 Notes and Warrants of $63,747 at December 31, 2014, $0 in redemptions and no change in fair value for the three and six month periods ended June 30, 2015, resulting in a derivative liability of $63,747 at June 30, 2015.

As of June 30, 2015 and December 31, 2014, the balance of the 9/12 Notes is $151,466.

On May 1, 2014, in connection with the acquisition of Wunderkind (See Note 3 - Acquisitions), the Company issued the Wunderkind Note in the amount of $5,500,000, plus interest of 0.5% compounded annually.  All outstanding and unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder are due and payable at the option of the holder, subsequent to May 1, 2015, unless this Wunderkind Note is previously converted.  Pursuant to section 2.1 of the Wunderkind Note, Wunderkind will have the right to convert all or part of the outstanding principal on the note into a number of shares of the Company Common Stock equal to 45% of the total shares of Company common stock issued and outstanding on a fully diluted basis (or the appropriate pro rata amount, in case of conversion of part of the outstanding principal) on the date of conversion.

The conversion features of the Wunderkind Note are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date, due to anti-dilution reset features as well as the feature that provides for conversion into a variable number of shares equal to 45% of the total amount of outstanding shares, on a diluted basis.  The fair value was estimated on the date of grant using a Monte Carlo valuation model that has been updated to incorporate the following weighted-average assumptions as of June 30, 2015: expected volatility of 70%; risk-free interest rate of 0.28%, an expected life of the option to convert in years of 1.0 and an expected expiration date of June 30, 2016.  The resulting values were allocated to the dilutive and non-dilutive conversion features. The resulting values were allocated to the dilutive and non-dilutive conversion features.   The Company recorded a gain on change in fair value on the Wunderkind Note of $388,000 and $1,796,000 for the three and six month period ended June 30, 2015, respectively, due to a change in fair value of the convertible features. As of June 30, 2014 the fair value was estimated using a Monte Carlo valuation model that has been updated to incorporate the following weighted-average assumptions: expected volatility of 70%; risk-free interest rate of 0.11%, an expected life of the option to convert in years of 0.8 and an expected expiration date of May 1, 2015. The Company recorded a gain on change in fair value on the Wunderkind Note of $2,019,000 for the three and six month period ended June 30, 2014.

On April 24, 2015, the Company entered into a First Amendment to Convertible Promissory Note (the “Amendment”), which amends the Wunderkind Note.  The Amendment provides that until the Wunderkind Note is paid in full, the note holder will have the right to convert all or part of the outstanding principal of the note into a number of shares of the Company’s common stock equal to 45% of the total shares of common stock issued and outstanding on a fully-diluted basis on the date of conversion.  Additionally, the Amendment provides that the note holders may convert the accrued interest under the note into common stock at the same ratio as the principal bears to the 45% at the same time as the conversion of principal.

As of June 30, 2015 and December 31, 2014, the balance of the Wunderkind Note is $5.5M and $5.5M.

On March 23, 2015, the Company closed on private offerings of secured convertible promissory notes (each a “March 2015 Note” and collectively, the “March 2015 Notes”) in the aggregate amount of $636,310 to multiple investors including the Company’s Chairman of the Board of Directors and Chief Executive Officer (Ron Downey) and Chief Creative Officer (Derek Ellis). The offerings, made pursuant to note subscription agreements, represent initial closings in the Company’s private placement of up to $2,000,000 (the “Original Private Placement”).

On May 28, 2015, the Company revised the terms of the Original Private Placement. While the Original Private Placement is still for an aggregate of up to $2,000,000, it includes sales of both revised secured convertible promissory notes (each a “Revised Note” and collectively, the “Revised Notes”) and warrants for that number of shares of Company common stock (the “May 2015 Warrant Shares”) equal to five times the amount of the Revised Notes (each a “May 2015 Warrant” and collectively, the “May 2015 Warrants”) pursuant to note and warrant subscription agreements (the “Note and Warrant Subscription Agreements”). The Note and Warrant Subscription Agreements contain certain customary representations and warranties.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Borrowings – continued

On May 28, 2015, each of the investors in the Original Private Placement, entered into an Exchange Agreement whereby all outstanding principal and accrued but unpaid interest under their March 2015 Notes were exchanged and converted into the Revised Notes and corresponding May 2015 Warrants (Revised Note for an equivalent of $526,085 and May 2015 Warrant for 2,630,425 shares of Company common stock for Mr. Downey, and a Revised Note for an equivalent of $77,939 and May 2015 Warrant for 389,693 shares of Company common stock for Mr. Ellis).  In addition, on May 28, 2015, the Company closed on the equivalent of a total of $371,505 in Revised Notes and 1,857,523 May 2015 Warrants to other investors including, among others, the Company's Chief Financial Officer (Antaine Furlong) and Senior Vice President, People, Culture and Operations (Monique Ellis).

The Revised Notes are secured by a first priority lien on all the Company’s assets pursuant to a security agreement among the Company and the Revised note holders. The Revised Notes bear interest at an annual rate of 12% and mature on the first to occur of (the “Maturity Date”) (i) certain change in control transactions (each a “Deemed Liquidation Event”), (ii) the closing of the next issuance and sale of capital stock of the Company resulting in gross proceeds to the Company of at least $2,000,000 (a “Qualified Financing”), and (iii) the date that is 60 days after the Revised Note holder gives written notice to the Company demanding payment in full.

In the event of a Deemed Liquidation Event, the Company will pay each Revised Note holder an additional purchase premium equal to 100% of the principal amount of such holder’s Revised Note.  In the event any of the Revised Notes remain outstanding and unpaid after the Maturity Date, the Company will pay the Revised Note holder monthly liquidated damages payments equal to 1% of the original principal amount of the Revised Note for each month that such Revised Note remains unsatisfied, up to a cap of 12%.  If not sooner repaid, as of the close of business on the day immediately preceding the closing of a Qualified Financing, each Revised Note holder will have the option to convert the principal and accrued but unpaid interest on their Revised Note into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing.

The 2015 Warrants are exercisable for $0.08 per Warrant Share. Each May 2015 Warrant vests 50% on November 28, 2015 and 50% on May 28, 2016 if on each such date the May 2015 Warrant holder has not made demand for payment on the holder’s Revised Note. Each May 2015 Warrant fully vests upon a sale of the Company and if demand is made on the Revised Note, the unvested portion of each May 2015 Warrant immediately terminates. The fair value of the May 2015 Warrants was estimated at May 28, 2015 using a Black-Scholes option pricing model that incorporated the following weighted-average assumptions: expected volatility of 70%; risk-free interest rate of 1.51%, and an expected term of 5 years.  The resulting value was allocated to the May 2015 Warrants in the amount of $189,000.

The conversion feature of the Revised Notes are accounted for as a derivative liability at fair value on the date of issuance and accreted into the convertible note at each reporting date, due to the feature that provides for conversion into a variable number of shares upon the occurrence of a Qualified Financing.  The fair value was estimated at May 28, 2015 using a Monte Carlo valuation model that incorporated the following weighted-average assumptions: expected volatility of 70%; risk-free interest rate of 0.26%, an expected life to convert in years of 1.0 and the likelihood of a Qualified Offering of 60%.  The resulting value, was allocated to the conversion feature on the date the note was revised in the amount of $233,000. The conversion feature was then reduced through accretion into the convertible note through quarter end, resulting in a June 30, 2015 derivative liability balance of $216,817.

As of June 30, 2015 the balance of the Revised Notes is $986,119.

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	June 30, 2015
Derivative liability	December 31, 2014	New Borrowings	Fair Value Adjustments	Adjustments	Total
March 2015 note conversion feature	$-	$144,000	$-	$72,817	$216,817
Orbach warrant liability	16,390	-	(8,250)	-	8,140
Wunderkind conversion feature	2,434,000	-	(2,184,000)	-	250,000
9/12 Warrant liability	63,747	-	-	-	63,747
9/12 Note liability	56,263	-	-	-	56,263
	$2,570,400	$144,000	$(2,192,250)	$72,817	$594,967

The derivative income of $2,192,250, included within the Consolidated Income Statement, is the net result of $0 in redemptions and warrant expense, and fair value adjustments of $2,192,250.

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

As of June 30, 2015 and December 31, 2014, the balance of the Orbach Note is $1M and $1M, respectively.

NOTE 14 – Borrowings – Related Party

 As described in Note 13 - Borrowings, on May 28, 2015, each of the investors in the Original Private Placement entered into an Exchange Agreement whereby all outstanding principal and accrued but unpaid interest under their March 2015 Notes from the Original Private Placement were exchanged and converted into Revised Notes and corresponding May 2015 Warrants (Revised Note for an equivalent of $526,085 and May 2015 Warrant for 2,630,425 shares of Company common stock for Mr. Downey, and a Revised Note for an equivalent of $77,939 and May 2015 Warrant for 389,693 shares of Company common stock for Mr. Ellis).  In addition, on May 28, 2015, the Company closed on the equivalent of a total of $371,505 in Revised Notes and 1,857,523 May 2015 Warrants to other investors including, among others, the Company's Chief Financial Officer (Antaine Furlong) and Senior Vice President, People, Culture and Operations (Monique Ellis).

NOTE 15 – Taxes refundable (payable)

Taxes refundable were as follows at June 30, 2015 and December 31, 2014:

		2015	2014
Goods and services taxes receivable (payable)	Australia	$566	$(2,658)
Fringe benefit tax payable	Australia	(3,885)	(624)
Value added tax payable	United Kingdom	(33,892)	(104,794)
Income tax refundable	Australia	778,545	780,717
Taxes refundable		$741,334	$672,641

NOTE 16 – Income Taxes

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. For the six month period ended June 30, 2015, the Company has utilized the discrete effective tax rate method under ASC 740-270-30-18, Income Taxes—Interim Reporting to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings. In addition, deferred tax assets related to domestic operations are fully offset by a valuation allowance.

NOTE 17 – Employee Defined Contribution Plan

Employees of the Company participate in government mandated defined contribution plan, pursuant to which certain pension benefits are provided to employees.  The government mandate requires certain percentages of the employees’ salaries be paid into Trust accounts for the benefit of the employees.  The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $57,332 and $3,040 for the three month periods ended June 30, 2015 and 2014, respectively. The total amounts for such employee benefits, which were expensed as incurred, were $122,842 and $133,909 for six month periods ended June 30, 2015 and 2014, respectively.

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

Leases

Total rent expense incurred by the Company was $73,911 and $98,636 for the three month periods ended June 30, 2015 and 2014, respectively. Total rent expense incurred by the Company was $172,766 and $205,647 for the six month periods ended June 30, 2015 and 2014, respectively.

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease periods.  The Company leases office spaces in Australia and in the UK under a lease agreement.  The term expiry for the Australian office was May 31, 2015, the space is now leased on a month to month basis. The term expiry for the UK office is December 31, 2016. Future minimum rental payments under these operating leases are as follows:

2015	$129,275
2016	258,551
2017	-
2018	-
2019	-
Thereafter	-
$387,826

The Company has entered into commercial leases for company motor vehicles with a term expiring in September 16, 2016.  Future minimum rental payments under this operating lease are as follows:

2015	$12,365
2016	16,486
2017	34,074
2018	-
2019	-
Thereafter	-
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

The Company is authorized to issue up to 50,000,000 shares of Preferred Stock, $0.001 par value per share of which 55 were issued and outstanding as of June 30, 2015.

 The Company has redeemed and canceled its one class of Non-transferable Preferred Stock.  The Non-transferable Preferred Stock, consisting of 1,000 shares, was returned to the Company by Mr. McAndrew upon his resignation as the Company’s Chief Executive Officer on September 6, 2013.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – Stockholders’ Equity – continued

Common Stock

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

On May 7, 2013, the Company issued a total of 3,694,000 shares of Preferred Stock to the then current CFO, CEO, COO, Corporate Secretary, and three unrelated third parties, in exchange for full mutual releases and extinguishment of $3,568,461 in liabilities owed to these individuals.  The amount of shares issued to the CEO, COO, CFO, and Corporate Secretary were 1,250,000; 1,500,000; 400,000; and 84,000 shares, respectively, valued at $1,649,340.  On August 17, 2013, the shares of Preferred Stock were converted into 3,694,000 shares of Common Stock.

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

Warrants

On June 1, 2015, the Company issued 176,768 of warrants to lawyers in exchange for services provided (the “6/1 Warrants”). The 6/1 Warrants are exercisable for $0.08 per warrant share. Each 6/1 Warrant is fully vested and exercisable from time to time or at any time during the ten year period commencing on June 1, 2015. The fair value of the 6/1 Warrants was estimated at June 1, 2015 using a Black-Scholes option pricing model that incorporated the following weighted-average assumptions: expected volatility of 70%; risk-free interest rate of 1.55%, stock price of $0.07, and an expected term of 5 years.  The resulting value was allocated to the 6/1 Warrants in the amount of $6,900.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – Stockholders’ Equity – continued

On June 26, 2015, the Company issued 2,000,000 of warrants to non-employees in exchange for services provided (the “6/26 Warrants”). The 6/26 Warrants are exercisable for $0.07 per warrant share. This right to purchase Common Stock is exercisable for a period ending upon the five year period commencing on June 26, 2015. The fair value of the 6/26 Warrants was estimated at June 26, 2015 using a Black-Scholes option pricing model that incorporated the following weighted-average assumptions: expected volatility of 70%; risk-free interest rate of 1.55%, stock price of $0.07, and an expected term of 2.5 years.  The resulting value was allocated to the 6/26 Warrants in the amount of $59,700.

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

The following table summarizes the Company’s restricted stock activity and related information for the six month periods ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	-	$-
Granted	53,809,985	0.13
Forfeited and expired	-	-
Outstanding at June 30, 2015	53,809,985	$0.13

For the three and six months ended June 30, 2014, the Company incurred $0 in stock compensation expense from the issuance of common stock to employees and consultants. For the three and six months ended June 30, 2015, the Company incurred $347,778 and $381,389 in stock compensation expense from the issuance of common stock to employees.

Omnibus Stock Incentive Plan

On April 19, 2015, the Company adopted the 2015 Omnibus Stock Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of restricted stock, stock options, stock appreciation rights, and other stock-based awards to, among others, the officers, directors, employees and consultants of the Company and any subsidiary. The 2015 Plan will continue in effect for 10 years unless sooner terminated. Pursuant to the 2015 Plan, on April 29, 2015, the Company issued an aggregate of 31,770,010 restricted shares of its common stock to the following members of management: the Chief Financial Officer, Antaine Furlong (12,219,235 shares), the Chief Technical Officer, Max Ramsay (5,295,002), the President, North America, Alex Drosin (4,887,694), SVP People & Operations, Monique Ellis (4,887,694), and the Managing Director EMEA, Kieran Bresnan (4,480,386). Subject to adjustment upon certain corporate transactions or events, up to 40,730,782 shares of our common stock may be issued under the 2015 Plan.

MASSIVE INTERACTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s revenues were generated in the following geographic regions for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United Kingdom	$2,040,772	$2,082,694	$3,927,881	$3,228,802
Australia	524,713	1,630,312	1,395,380	3,598,640
	$2,565,485	$3,713,006	$5,323,261	$6,827,442

Long-lived assets by geographic area consist of property and equipment and are as follows at June 30, 2015 and December 31, 2014:

	2015	2014
United Kingdom	$58,124	$102,264
Australia	89,840	92,646
	$147,964	$194,910

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 23, 2015, we closed on private offerings of secured convertible promissory notes (each a “March 2015 Note” and collectively, the “March 2015 Notes”) in the aggregate amount of $636,310 to multiple investors including the Company’s Chairman of the Board of Directors and Chief Executive Officer (Ron Downey) and Chief Creative Officer (Derek Ellis). The offerings, made pursuant to note subscription agreements, represent initial closings in the Company’s private placement of up to $2,000,000 (the “Original Private Placement”).

On May 28, 2015, the Company revised the terms of the Original Private Placement. While the Original Private Placement is still for an aggregate of up to $2,000,000, it includes sales of both revised secured convertible promissory notes (each a “Revised Note” and collectively, the “Revised Notes”) and warrants for that number of shares of Company common stock (the “May 2015 Warrant Shares”) equal to five times the amount of the Revised Notes (each a “May 2015 Warrant” and collectively, the “May 2015 Warrants”) pursuant to note and warrant subscription agreements (the “Note and Warrant Subscription Agreements”). The Note and Warrant Subscription Agreements contain certain customary representations and warranties.

On May 28, 2015, each of the investors in the Original Private Placement, entered into an Exchange Agreement whereby all outstanding principal and accrued but unpaid interest under their March 2015 Notes were exchanged and converted into the Revised Notes and corresponding May 2015 Warrants (Revised Note for an equivalent of $526,085 and May 2015 Warrant for 2,630,425 shares of Company common stock for Mr. Downey, and a Revised Note for an equivalent of $77,939 and May 2015 Warrant for 389,693 shares of Company common stock for Mr. Ellis).  In addition, on May 28, 2015, the Company closed on the equivalent of a total of $371,505 in Revised Notes and 1,857,523 May 2015 Warrants to other investors including, among others, the Company's Chief Financial Officer (Antaine Furlong) and Senior Vice President, People, Culture and Operations (Monique Ellis).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

The Revised Notes are secured by a first priority lien on all the Company’s assets pursuant to a security agreement among the Company and the Revised Note holders. The Revised Notes bear interest at an annual rate of 12% and mature on the first to occur of (the “Maturity Date”) (i) certain change in control transactions (each a “Deemed Liquidation Event”), (ii) the closing of the next issuance and sale of capital stock of the Company resulting in gross proceeds to the Company of at least $2,000,000 (a “Qualified Financing”), and (iii) the date that is 60 days after the Revised Note holder gives written notice to the Company demanding payment in full.

In the event of a Deemed Liquidation Event, the Company will pay each Revised Note holder an additional purchase premium equal to 100% of the principal amount of such holder’s Revised Note.  In the event any of the Revised Notes remain outstanding and unpaid after the Maturity Date, the Company will pay the Revised Note holder monthly liquidated damages payments equal to 1% of the original principal amount of the Revised Note for each month that such Revised Note remains unsatisfied, up to a cap of 12%.  If not sooner repaid, as of the close of business on the day immediately preceding the closing of a Qualified Financing, each Revised Note holder will have the option to convert the principal and accrued but unpaid interest on their Revised Note into shares of the securities sold in the Qualified Financing at a 20% discount to the lowest price paid by any investor in the Qualified Financing.

The 2015 Warrants are exercisable for $0.08 per Warrant Share. Each May 2015 Warrant vests 50% on November 28, 2015 and 50% on May 28, 2016 if on each such date the May 2015 Warrant holder has not made demand for payment on the holder’s Revised Note. Each May 2015 Warrant fully vests upon a sale of the Company and if demand is made on the Revised Note, the unvested portion of each May 2015 Warrant immediately terminates.

For the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Revenues

Revenues for the three months ended June 30, 2015 and 2014 were $2,565,485 and $3,713,006, respectively, representing a decrease of $1,147,521 or 31% over the prior period. This decrease is primarily attributable to timing of two project start dates and commercial negotiations with a large film and television distribution company which will roll out the Company’s Video Platform and build applications across the US, Europe, and the Asia Pacific, which took two months longer than planned, a decrease in perpetual license agreements, and offset by an increase in annual license agreements over a three-year period consistent with the Company’s license strategy.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $2,761,033 and $2,987,779, respectively, representing a decrease of $226,746 or 8% over the prior period. This decrease is primarily attributable to an increase in the capitalization of costs related to salaries and contractors for Massive Media, approximately $375,000 in stock based compensation expense, a $101,250 reversal of the Company’s bad debt reserve, and a reduction in expenses incurred by Wunderkind.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the three months ended June 30, 2015 and 2014 were $490,325 and $235,769, respectively, representing an increase of $254,556 or 108% over the prior period. This increase in depreciation and amortization is the result of approximately $197,000 in additional software amortization expense for Massive Media completed projects in 2015 and an additional $54,000 of amortization expense related to the intangible assets held by Wunderkind due to three months of activity in 2015 instead of two months of activity in 2014.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2015 and 2014 was $1,672,226 and $1,908,845, respectively, representing a decrease of $236,619 or 12% over the prior period. This decrease is due to a reduced gain on the fair value of the derivative liability from that of the prior period of $180,560 combined with $56,430 in additional interest expense, incurred on the outstanding Orbach Note Payable and the Revised Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- continued

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2015 and 2014 was $82,000 and $237,880, respectively, representing a decrease of $155,880 or 66% over the prior period. The income tax benefit for Q2 of 2015 is the result of a $319,000 reduction in the tax liability, offset by a $237,000 decrease in deferred tax assets. The income tax benefit from 2014 relates to the operations of Massive Media and represents a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and its targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million.

Net Income

Net income for the three months ended June 31, 2015 and 2014 was $1,068,353 and $2,636,183, respectively, representing a decrease of $1,567,830 or 59% over the prior period. This decrease in net income from 2014 is primarily due to both a decrease in revenues due to timing of project start dates and an increase in operating expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

For the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Revenues

For the six month period ended June 30, 2015, revenues were $5,323,261 compared to revenues of $6,827,442 for the six month period ended June 30, 2014, respectively, representing a decrease of $1,504,181 or 22% over the prior period. This decrease is primarily attributable to timing of two project start dates and commercial negotiations with a large film and television distribution company which will roll out the Company’s Video Platform and build applications across the US, Europe, and the Asia Pacific, which took two months longer than planned, and a decrease in perpetual license agreements, and offset by an increase in annual license agreements over a three-year period consistent with the Company’s license strategy.

General and Administrative Expenses

For the six month period ended June 30, 2015, general and administrative expenses were $5,330,391 compared to $5,418,377 for the six month ended June 30, 2014, respectively, representing a decrease of $87,986 or 2% over the prior period. This decrease is primarily attributable to an increase in the capitalization of costs related to salaries and contractors for Massive Media, $408,000 in stock based compensation expense, a $101,250 reversal of the Company’s bad debt reserve, and a reduction in expenses incurred by Wunderkind.

Depreciation and Amortization Expenses

Depreciation and amortization expense during the six months ended June 30, 2015 and 2014 was approximately $991,056 and $393,172, respectively, representing an increase of $597,884 or 152% over the prior period. This increase in depreciation and amortization is the result of an increase of approximately $382,000 in additional software amortization expense for Massive Media completed projects in 2015 and an additional $216,000 of amortization expense related to the intangible assets held by Wunderkind due to six months of activity in 2015 instead of two months of activity in 2014.

Other Income (expense)

Other income increased from $1,780,027 of income in 2014 to $1,862,290 in 2015, representing an increase of $82,263 or 5% over the prior period. This increase is due to a larger gain on the fair value of the derivative liability from that of the prior period of $173,250 offset by $93,165 in additional interest expense, primarily due to the outstanding Orbach Note Payable and Revised Notes.

Income Tax Benefit

The income tax benefit decreased from $466,570 in 2014 to $330,432 for the six months ended June 30, 2015, respectively, representing a decrease of $136,138 or 29% over the prior period. The income tax benefit relates to the operations of Massive Media and represents a Research and Development (R&D) tax incentive, which provides a tax offset for eligible R&D activities and is targeted toward R&D that benefits Australia. The incentive, being a refundable tax offset, is available for those entities engaging in eligible activities whose aggregated turnover is less than $20 million. See Note 15 - Taxes Refundable (Payable) in our financial statements included in this Quarterly Report. In 2014, this credit amounted to $466,570 and is offset by a decrease in tax liability as of June 30, 2015 of $137,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Loss

For the six month period ended June 30, 2015, we had net income of $1,194,536 compared with net income of $3,262,490 for the six months ended June 30, 2014, respectively, representing a decrease of $2,067,954 or 63% over the prior period. This decrease in net income from 2014 is primarily due to both a decrease in revenues due to timing of project start dates and an increase in operating expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Liquidity and Capital Resources:

As of June 30, 2015, our continuing operations had cash of $292,452 and a working capital balance of ($376,980). As of December 31, 2014, continuing operations had cash of $204,148 and a working capital balance of $24,614. Working capital is defined as current assets minus current liabilities, excluding convertible notes payable, derivative liability and deferred taxes.

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

Cash Flows from Continuing Operations

Operating activities

Cash provided by operating activities during the six months ended June 30, 2015 was $1,074,468 as compared to $1,350,749 for the six months ended June 30, 2014. The cash flows from operations in 2015 related to net income of $1,194,536, and depreciation, amortization and non-cash expenses of $1,372,445, offset by a gain on change in fair value of derivative liability and a decrease in bad debt expense reversal of $2,293,500 and changes in operating assets and liabilities provided cash of $800,987.  For 2014, cash flows from operations related to net income of $3,262,490, depreciation and amortization of $392,983 and changes in operating assets and liabilities of $286,722.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2015 was $1,598,585 as compared to $948,970 for the six months ended June 30, 2014. Cash used in investing activities for the six months ended June 30, 2015 consisted primarily of capital software and property and equipment expenditures offset by disposals of property and equipment. For the six months ended June 30, 2014, cash used in investing activities related to capital software and property and equipment expenditures offset by cash received in conjunction with the Wunderkind acquisition.

Financing Activities

Cash provided by (used in) financing activities of continuing operations for the six months ended June 30, 2015 was $851,004 as compared to ($1,030,648) for the six months ended June 30, 2015. This increase is primarily due to $972,674 in payments made to advances and bank loans during the six months ended June 30, 2014 as compared to $16,848 of payments made to advances, offset by $892,386 in proceeds from advances during the six months ended June 30, 2015.

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

ITEM 4.	CONTROLS AND PROCEDURES- continued

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

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On June 23, 2015, Southport Lane Equity II, LLC filed a complaint in the US District Court for the District of Nevada naming the Company as a nominal defendant only in a shareholder derivative action. The complaint alleges claims against various individual officers and directors of the Company contesting various business judgments made by the Board of Directors. The complaint seeks various declaratory judgments and other ancillary remedies. The complaint has not been served. If served, the individuals intend to contest the challenges made to their business judgments. The Company believes the claims are without merit, that the plaintiff has pled false facts in bad faith and that the plaintiff is seeking to use the courts for an improper purpose.  The Company further believes the claims are related to the winding down of the plaintiff’s parent, the placement into receivership of the parent’s insurance company subsidiaries and ongoing investigations relating thereto.

ITEM 1A.               RISK FACTORS

Smaller reporting companies such as the Company are not required to provide the information required by this item.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                EXHIBITS

10.41	Exchange Agreement dated as of May 28, 2015 by and among Massive Interactive, Inc., Ron Downey and Derek Ellis

10.42	Form of Massive Interactive, Inc. Note and Warrant Subscription Agreement (May 2015)

10.43	Form of Massive Interactive, Inc. Secured Convertible Promissory Note (May 2015)

10.44	Form of Massive Interactive, Inc. Warrant (May 2015)

10.45	Form of Security Agreement (May 2015)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Massive Interactive Inc.

August 14, 2015	By:	/s/ Ron Downey
Ron Downey, Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By:	/s/ Antaine Furlong
Antaine Furlong, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)